Form 10-Q
period 1999-07-03
YANKEE CANDLE CO INC
filed 1999-08-17
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     July 3, 1999
                                    ------------

Commission File Number:   001-15023
                          ---------

                      THE YANKEE CANDLE COMPANY, INC.
                      -------------------------------
           (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                         04 259 1416
-----------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


102 CHRISTIAN LANE, WHATELY, MASSACHUSETTS                            01093
---------------------------------------------------------------------------
(Address of principal executive office and zip code)

                               (413) 665-8306
                               --------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

    Common Stock, $ 0.01 par value          New York Stock Exchange, Inc.
    (Title of class)                        (Name of each exchange where
                                             registered)



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes                   No  X
                              -----                ---


The registrant had 54,513,961 shares of Common Stock, par value $.01, outstanding as of August 9, 1999.

                      THE YANKEE CANDLE COMPANY, INC.
                   FORM 10-Q - Quarter Ended July 3, 1999
                                   Index

PART I.   Financial Information                         Page Number

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance               3
          Sheets as of July 3, 1999 and December
          31, 1998

          Unaudited Condensed Consolidated                       4
          Statements of Operations for the
          Thirteen Weeks Ended July 3, 1999 and
          the Three Months Ended June 30, 1998,
          and the Twenty Six Weeks Ended July 3,
          1999 and the Six Months Ended June 30,
          1998

          Unaudited Condensed Consolidated                       5
          Statements of Cash Flows for the
          Twenty Six Weeks Ended July 3, 1999 and
          the Six Months Ended June 30, 1998

          Notes to the Unaudited Condensed                       6
          Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of                9
          Financial Condition and Results of Operations

PART II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds              15

Item 4.   Submission of Matters to a Vote of Security            15
          Holders

Item 6.   Exhibits and Reports on Form 8-K                       15

Signatures                                                       16

PART I.   Financial Information

Item 1.   Unaudited Condensed Consolidated Financial Statements

               THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share data)
                                (Unaudited)

                                          July 3, 1999     December 31, 1998
                                          ------------     -----------------
ASSETS

Current Assets:
  Cash and cash equivalents                    $12,149          $ 30,411
  Accounts receivable
     Less allowances of $505 and $450            7,581             8,546
  Stock subscription receivable                101,206                 -
  Inventory                                     26,177            12,482
  Prepaid expenses and other current assets      2,492               855
  Deferred tax assets                            1,541             1,542
                                                 -----             -----
     Total current assets                      151,146            53,836

  Property, Plant And Equipment (Net)           56,503            48,315
  Marketable Securities                            698               856
  Classic Vehicles                                 874               874
  Deferred Financing Costs                       6,162             6,566
  Deferred Tax Assets                          164,474           164,474
  Other Assets                                     450               424
                                                   ---               ---

     Total Assets                             $380,307          $275,345
                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
  Accounts payable                             $11,453           $13,287
  Accrued interest                               1,984             1,895
  Accrued payroll                                4,369             4,768
  Accrued income taxes                           2,052                 -
  Other accrued liabilities                      5,366             2,982
                                                 -----             -----
     Total current liabilities                  25,224            22,932

  Deferred Compensation Obligation                 766             1,004
  Long-Term Debt                               320,000           320,000

Stockholders' Equity (Deficit)
  Common Stock, $.01 par value per share,
     300,000 shares authorized; 98,005
     issued; 54,499 and 48,445 shares
     outstanding at 1999 and 1998,
     respectively                                1,041               980
  Additional paid-in capital                   225,277           126,610
  Treasury stock, 49,560 shares in 1999
     and 49,560 shares in 1998, at cost       (212,989)         (212,448)
  Retained earnings                             23,808            19,048
  Capital subscription receivable                 (750)           (1,084)
  Unearned stock compensation                   (1,956)           (1,698)
  Accumulated other comprehensive income (loss)   (114)                1
                                                ------          --------
     Total stockholders' equity (deficit)       34,317           (68,591)
                                                ------          --------

Total Liabilities And Stockholders Equity     $380,307          $275,345
                                              ========          ========



See notes to Condensed Consolidated Financial Statements


               THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (Unaudited)

                                  Thirteen      Three Months      Twenty Six             Six
                               Weeks Ended      Months Ended     Weeks Ended    Months Ended
                              July 3, 1999     June 30, 1998    July 3, 1999    June 30,1998
                              ------------     -------------    ------------    ------------

Net sales                         $ 41,372         $ 28,742         $87,962        $ 64,055
Cost of goods sold                  18,605           12,835          39,409          29,235
                                    ------           ------          ------          ------

Gross profit                        22,767           15,907          48,553          34,820
Selling expenses                     9,224            6,186          17,733          13,666
General and administrative           3,946            6,049          12,262           7,952
  expenses
Bonus related to the                     -           61,263               -          61,263
  recapitalization                   -----           ------          ------          ------

Income (loss) from operations        7,494          (55,488)         18,558         (48,061)

Interest income                      (206)              (33)           (496)            (81)
Interest expense                     5,611            4,309          11,379           4,678
Other (income) expense                (51)               44             (95)             33
                                      ----               --            ----              --

Income (loss) before provision
  (benefit) for income taxes         2,140          (59,808)          7,770         (52,691)
Provision (benefit) for income         856           (1,636)          3,108          (1,636)
   taxes                               ---          -------           -----          -------

Net income (loss)                  $ 1,284        $ (58,172)        $ 4,662       $ (51,055)
                                   =======       ==========         =======       =========

Historical basic earnings
  (loss) per share                  $ 0.03          $ (0.90)         $ 0.10         $ (0.63)
Historical diluted earnings
  (loss) per share                  $ 0.03          $ (0.90)         $ 0.10         $ (0.63)
Proforma benefit for
  income taxes                                      (22,727)                        (20,023)
Proforma net loss                                 $ (37,081)                      $ (32,668)
Proforma basic loss per share                       $ (0.57)                        $ (0.40)
Proforma diluted loss per share                     $ (0.57)                        $ (0.40)
Weighted average basic shares
   outstanding                      46,848           64,752          46,839          81,378
Weighted average diluted shares
   outstanding                      49,034           64,752          48,935          81,378

See notes to Condensed Consolidated Financial Statements

               THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (Unaudited)

                                                        Twenty Six Weeks         Six Months
                                                                   Ended              Ended
                                                            July 3, 1999      June 30, 1998
                                                            ------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $  4,662          $ (51,055)

  Adjustments  to  reconcile  net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                   2,741              2,070
   Unrealized (gain)/loss on marketable equity securities              3                 (8)
   Non-cash stock compensation                                       565                 -
   Loss on disposal of fixed assets and classic vehicles               8                 36

  Changes in assets and liabilities
   Accounts receivable-net                                           933                (38)
   Inventory                                                     (13,852)            (7,929)
   Prepaid expenses and other assets                              (1,707)               (68)
   Accounts payable                                               (1,841)               781
   Accrued expenses and other liabilities                          1,518                839
                                                                   -----                ---
Net cash used in operating activities                             (6,970)           (55,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (10,570)            (2,829)
  Proceeds from sale of property and equipment                        26                772
  Purchase of marketable equity securities                          (255)              (241)
  Proceeds from sale of marketable equity securities                 410                  -
  Proceeds from sale of classical cars                                 -                702
  Proceeds from repayment of shareholder loan                                         1,573
                                                                   -----              -----
Net cash used in investing activities                            (10,389)               (23)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term borrowings                                   -            312,695
  Principal payments on long-term debt and capital
   lease obligations                                                   -             (7,954)
  Payments for deferred financing costs                                -            (7,115)
  Payments for expenses related to the sale of common stock         (834)                 -
  Payments for redemption of common stock                           (540)          (228,950)
  Proceeds from repayment on capital subscription
   receivable                                                        334                  -
  Distributions to stockholder                                         -            (16,884)
                                                                --------             ------
Net cash provided by (used in) financing activities               (1,040)            51,792

EFFECT OF EXCHANGE RATE ON CASH                                      137                  -
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (18,262)            (3,603)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    30,411              7,377
                                                                  ------              -----
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $12,149             $3,774
                                                                  ======              =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                       $11,277              $882
  Income taxes                                                      $620                $-

NON-CASH TRANSACTION:
At July 3, 1999 the Company had a subscription receivable totaling $101,206 related to the sale of common stock and the exercise of options. This resulted in an increase in common stock and additional paid in capital of $61 and $98,762 respectively. The subscription is net of $7,020 in fees.

See notes to Condensed Consolidated Financial Statements

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share data)
                                (Unaudited)

1. Basis Of Presentation
   ---------------------

The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles. The financial information included herein is unaudited; however in the opinion of management, such information contains all adjustments necessary for a fair presentation of the results for such periods. In addition, the Company believes such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated. The results of operations for the 13 weeks ended July 3, 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending January 1, 2000. Effective January 1, 1999, the Company adopted a 52/53 week fiscal year.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1998.

Principles Of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Accounting Estimates
--------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Newly Issued Accounting Standards
---------------------------------
During 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board. This statement is effective for periods beginning after June 15, 2000. The Company is currently evaluating the impact, if any, of this statement.

Pro Forma Adjustments
---------------------
The Company had, until the Recapitalization (see note 3), elected to be treated as an S Corporation for federal and state income tax purposes. Under this previous election, income for federal income tax purposes was not taxed at the corporate level but was taxed to the sole shareholder.

On April 27, 1998, the Company's tax status changed from an S Corporation to a C Corporation. The income statement reflects a provision for income taxes for federal and state purposes for the period the Company was a C Corporation and a provision for state taxes for the periods the Company was an S Corporation. The pro forma financial information shows the effect on the 1998 financial statements as if the Company had been taxed as a C Corporation during 1998 instead of an S Corporation until April 27, 1998.

2. Initial Public Offering
   -----------------------

On July 1, 1999, the Company confirmed orders for the sale of 6,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. The proceeds to the Company, after deducting the underwriting fees and other expenses, were approximately $98,600. On July 7, 1999, the Company used these proceeds, together with $220,000 of bank borrowings under a new credit facility and available cash, to redeem $320,000 aggregate principal amount of outstanding subordinated debentures, after which, none of the subordinated debentures were outstanding.

3. Recapitalization And Financings
   -------------------------------

On March 25, 1998, the Company entered into a Recapitalization Agreement with Yankee Candle Holdings Corp. ("Holdings"), Michael Kittredge ("MK"), and affiliates of Forstmann Little & Co. ("FL&Co."). On April 27, 1998, in connection with the recapitalization, the Company (i) redeemed (the "Redemption") a portion of its common stock held by MK for approximately $200,000; (ii) paid transaction fees and expenses, including financing fees, of approximately $19,550; (iii) repaid existing indebtedness of approximately $49,300; and (iv) paid bonuses related to the recapitalization of approximately $61,263. In addition, Holdings acquired shares of common stock from MK for approximately $180,000. This purchase was financed by the issuance of Holdings' common stock to FL&Co. and senior management. Upon completion of this series of transactions (the "Recapitalization"), Holdings owned 90% of the common stock and MK retained 10% of the common stock of the Company.

The Redemption and related transactions described above were financed through the issuance of $320,000 of subordinated notes (the "Subordinated Debentures"). In addition, the Company entered into a credit agreement with a consortium of banks that provided for a $60,000 revolving credit facility. The Company borrowed $2,500 under this revolving credit facility.

The Company incurred financing costs of approximately $7,100, which were recorded as deferred financing costs. In addition, the Company incurred approximately $12,450 of transaction costs related to the Recapitalization, which were charged to treasury stock.

4. Inventories
   -----------

Inventory quantities are substantiated through the completion of quarter end physical inventory counts. Inventories are stated at the lower of cost or market on a last-in first-out ("LIFO") basis.

The components of inventory were as follows:

                                          July 3, 1999      December 31, 1998
                                          ------------      -----------------
Finished Goods                                 $22,824                $ 9,967
Work in process                                     72                    126
Raw materials                                    3,708                  2,816
                                                 -----                  -----
                                                26,604                 12,909
Less LIFO Reserve                                  427                    427
Total Inventory                               $ 26,177               $ 12,482
                                              --------               --------

5. Income Taxes
   ------------

The Company's effective tax rate in the second quarter of fiscal 1999 was 40%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year. These financial statements also contain a pro forma calculation of tax expense as if the Company had become a C Corporation on January 1, 1998.

6. Earnings Per Share
   ------------------

Under SFAS No. 128, the Company provides dual presentation of earnings per share ("EPS") on a basic and diluted basis. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options. The Company's granting of certain stock options resulted in the potential dilution of basic EPS. The following summarizes the effects of the assumed issuance of anti-dilutive securities on weighted-average shares.


                                                   Thirteen            Three      Twenty Six              Six
                                                Weeks Ended     Months Ended     Weeks Ended     Months Ended
                                               July 3, 1999    June 30, 1998    July 3, 1999    June 30, 1998
                                               ------------    -------------    ------------    -------------

Weighted average basic shares outstanding            46,848           64,752          46,839          81,378
Contingently returnable shares and shares
  issuable pursuant to stock option grants            2,186                -           2,096               -
Weighted average diluted shares outstanding          49,034           64,752          48,935          81,378

7. Comprehensive Income
   --------------------

The Company adopted SFAS 130, "Reporting Comprehensive Income" as of December 31, 1998. Comprehensive income includes all changes in equity during the period except those resulting from transactions with owners of the Company; it has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company's Consolidated Balance Sheets consists of foreign currency translation adjustments. Comprehensive income, net of related tax effects, is as follows (in thousands):

                                                   Thirteen            Three      Twenty Six              Six
                                                Weeks Ended     Months Ended     Weeks Ended     Months Ended
                                               July 3, 1999    June 30, 1998    July 3, 1999    June 30, 1998
                                               ------------    -------------    ------------    -------------

Net income                                          $ 1,284        $ (58,172)        $ 4,662       $ (51,055)
Translation adjustment                                 (112)               -            (115)              -
                                                      -----                -           -----               -
Total comprehensive income                          $ 1,172        $ (58,172)        $ 4,547       $ (51,055)

8. Segment Information
   -------------------

The Company has two reportable segments - retail and wholesale.

                                                                              Balance per
                                                     Unallocated/               Condensed
Thirteen Weeks                                       Corporate/              Consolidated
Ended July 3, 1999          Retail     Wholesale     Other           Financial Statements
------------------          ------     ---------     ------------    --------------------

Net sales                  $16,418       $24,954             $0                 $41,372
Operating earnings           1,016        10,614         (4,136)                  7,494
Unallocated costs                0             0          5,354                   5,354
Earning before taxes             0             0              0                   2,140


                                                                              Balance per
                                                     Unallocated/               Condensed
Three Months                                         Corporate/              Consolidated
Ended June 3, 1998          Retail     Wholesale     Other           Financial Statements
------------------          ------     ---------     ------------    --------------------

Net sales                  $12,062       $16,680             $0                 $28,742
Operating earnings             983         7,281        (63,752)                (55,488)
Unallocated costs                0             0          4,320                   4,320
Earning before taxes             0             0              0                 (59,808)


                                                                              Balance per
                                                     Unallocated/               Condensed
Twenty Six Weeks                                     Corporate/              Consolidated
Ended July 3, 1999          Retail     Wholesale     Other           Financial Statements
------------------          ------     ---------     ------------    --------------------

Net sales                  $33,445       $54,517             $0                 $87,962
Operating earnings           3,790        23,410         (8,642)                 18,558
Unallocated costs                0             0         10,788                  10,788
Earning before taxes             0             0              0                   7,770


                                                                              Balance per
                                                     Unallocated/               Condensed
Six Months                                           Corporate/              Consolidated
Ended June 30, 1998         Retail     Wholesale     Other           Financial Statements
-------------------         ------     ---------     ------------    --------------------

Net sales                  $23,685       $40,370             $0                 $64,055
Operating earnings           2,472        15,696        (66,229)                (48,061)
Unallocated costs                0             0          4,630                   4,630
Earning before taxes             0             0              0                 (52,691)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Sales
---------

Net sales increased 44% to $41.4 million for the thirteen weeks ended July 3, 1999 from $28.7 million for the three months ended June 30, 1998; and increased 37% to $88.0 million for the twenty-six weeks ended July 3, 1999 from $64.1 million for the six months ended June 30, 1998. This growth was achieved by increasing the number of our retail stores, and increasing sales in existing retail stores and to wholesale customers.

Wholesale sales increased 50% to $25.0 million for the thirteen weeks ended July 3, 1999 from $16.7 million for the three months ended June 30, 1998; and increased 35% to $54.5 million for the twenty-six weeks ended July 3, 1999 from $40.4 million for the six months ended June 30, 1998. This growth was achieved primarily by increasing sales to existing customers, adding new wholesale accounts and initiating sales through our new European distribution center.

Retail sales increased 36% to $16.4 million for the thirteen weeks ended July 3, 1999 from $12.1 million for the three months ended June 30, 1998; and increased 41% to $33.4 million for the twenty-six weeks ended July 3, 1999 from $23.7 million for the six months ended June 30, 1998. This growth was achieved by increasing the number of our retail stores and increasing sales in existing retail stores. There were 85 retail stores open as of July 3, 1999 compared to 52 retail stores open as of June 30, 1998 and 62 retail stores open as of December 31, 1998. Comparable store and mail-order hub sales for the thirteen weeks ended July 3, 1999 increased 12% over the three months ended June 30, 1998, and increased 15% for the twenty-six weeks ended July 3, 1999 compared to the six months ended June 30, 1998. There were 52 retail stores included in our comparable store base as of July 3, 1999, and four of these stores were included for less than the full period.

Gross Profit
------------

Gross profit increased 43% to $22.8 million for the thirteen weeks ended July 3, 1999 from $15.9 million for the three months ended June 30, 1998; and increased 40% to $48.6 million for the twenty-six weeks ended July 3, 1999 from $34.8 million for the six months ended June 30, 1998. This increase was entirely attributable to the increase in sales. As a percentage of sales, gross profit decreased to 55.0% for the thirteen weeks ended July 3, 1999 from 55.3% for the three months ended June 30, 1998; and increased to 55.2% for the twenty-six weeks ended July 3, 1999 from 54.4% for the six months ended June 30, 1998. The decline in the gross profit rate for the quarter was entirely attributable to sales mix. Wholesale sales, which generate a lower gross profit than retail sales, were 60.3% of total net sales for the thirteen weeks ended July 3, 1999; and were 58.0% of total net sales for the three months ended June 30, 1998. The increase in gross profit rate for the six month period reflects improved gross profit rates in both wholesale and retail operations. Additionally, retail sales, which generate a higher gross profit than wholesale sales, were 38.0% of total net sales for the twenty-six weeks ended July 3, 1999; and were 37.0% of total net sales for the six months ended June 30, 1998.

Selling Expenses
----------------

Selling expenses increased 48.4% to $9.2 million for the thirteen weeks ended July 3, 1999 from $6.2 million for the three months ended June 30, 1998; and increased 29.2% to $17.7 million for the twenty-six weeks ended July 3, 1999 from $13.7 million for the six months ended June 30, 1998. These expenses are related to both our wholesale and retail operations and consist of payroll, advertising, occupancy and other operating costs. For the six month period, excluding the commission paid to independent manufacturers representatives in the first quarter of 1998, the last of such payments, selling expenses increased 52.6% to $17.7 million in 1999 from $11.6 million in 1998. As a percentage of sales, selling expenses increased to 22.3% for the thirteen weeks ended July 3, 1999 from 21.5% for the three months ended June 30, 1998. As a percentage of sales, selling expenses excluding commissions paid to independent manufacturers representatives, increased to 20.2% for the twenty-six weeks ended July 3, 1999 from 18.1% for the six months ended June 30, 1998. The increase in selling expense in dollars and as a percentage of sales for the quarter was primarily related to the continued growth in the number of retail stores we operated from 52 as of June 30, 1998 to 85 as of July 3, 1999 and costs associated with our new European distribution center. The increase in selling expense for the six month period was primarily related to the continued growth in the number of retail stores we operated, investment in wholesale promotional programs and costs associated with our new European distribution center.

General And Administrative Expenses
-----------------------------------

General and administrative expenses, which consist primarily of personnel-related costs incurred in the administration of support functions, increased 53.8% to $6.0 million for the thirteen weeks ended July 3, 1999 from $3.9 million for the three months ended June 30, 1998, and increased 53.8% to $12.3 million for the twenty-six weeks ended July 3, 1999 from $8.0 million for the six months ended June 30, 1998. As a percentage of sales, general and administrative expenses increased to 14.6% for the thirteen weeks ended July 3, 1999 from 13.7% for the three months ended June 30, 1998 and increased to 13.9% for the twenty-six weeks ended July 3, 1999 from 12.4% for the six months ended June 30, 1998. The increase in general and administrative expense in dollars and as a percentage of sales for the three and six month periods was primarily caused by investments in building our organizational infrastructure, and $0.6 million of consulting expenses recorded in the first quarter of 1999.

Operating Margins
-----------------

Operating margins for our wholesale operations were $10.6 million or 42.5% of wholesale sales for the thirteen weeks ended July 3, 1999 compared to $7.3 million or 43.7% of wholesale sales for the three months ended June 30, 1998. The increase in wholesale operating margin dollars for the quarter was entirely attributable to the increase in sales. The decrease in wholesale operating margin rate for the quarter was primarily attributable to costs associated with our new European distribution center. Operating margins for our wholesale operations were $23.4 million or 42.9% of wholesale sales for the twenty-six weeks ended July 3, 1999 compared to $15.7 million or 38.9% of wholesale sales for the six months ended June 30, 1998. The wholesale operating margin increase for the six month period was primarily attributable to higher sales and to the elimination of commissions paid to independent manufacturer representatives.

Operating margins for retail operations were $1.0 million or 6.2% of retail sales for the thirteen weeks ended July 3, 1999 compared to $1.0 million or 8.1% of retail sales for the three months ended June 30, 1998. The decrease in retail operating margin rate for the quarter was entirely attributable to the preopening expenses associated with opening 18 new stores and the initial higher operating expenses, as a percentage of sales, of these stores. Because new stores typically generate lower sales than the Company average, the fixed cost component results in higher store operating and selling expenses as a percentage of sales in these stores during their start-up period. Operating margins for retail operations were $3.8 million or 11.3% of retail sales for the twenty-six weeks ended July 3, 1999 compared to $2.5 million or 10.4% of retail sales for the six months ended June 30, 1998. The retail operating margin increase for the six month period was primarily attributable to higher sales, improved gross profit rate and lower selling expenses as a percentage of sales.

Net Other Income (Expense)
--------------------------

Net other expense was $5.4 million for the thirteen weeks ended July 3, 1999 compared to $4.3 million for the three months ended June 30, 1998; and was $10.8 million for the twenty-six weeks ended July 3, 1999 compared to $4.6 million for the six months ended June 30, 1998. The primary component of the expense in each of these periods was interest expense. In connection with the 1998 recapitalization, the Company borrowed $320.0 million in April 1998, which resulted in significantly higher interest expense subsequent to this borrowing.

Liquidity And Capital Resources
-------------------------------

Cash and cash equivalents decreased by $18.3 million as compared to December 31, 1998. This decrease was partially attributable to cash used in operating activities of $7.0 million, which includes an increase in inventories of $13.9 million. Capital expenditures for the twenty-six week period ended July 3, 1999 were $10.6 million, primarily related to the capital requirements to open 23 new stores and investments in manufacturing equipment to meet increased production requirements.

The Company opened 23 stores during the twenty-six weeks ended July 3, 1999 and expects to open approximately 17 additional stores in the last two quarters of fiscal 1999. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures, will be approximately $0.25 million for each new store. Accordingly, the Company expects to use approximately of $4.3 million for store openings during the last two quarters of fiscal 1999. In addition, the Company plans to continue to make investments in manufacturing equipment, information systems, distribution centers and store remodels to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings from its existing revolving line of credit.

Subsequent to the Company's Initial Public Offering (see note 2), the Company terminated its existing revolving credit facility and entered into a new credit facility with a syndicate of banks and other financial institutions. The credit facility consists of $150.0 million of term loans and a $150.0 million revolving credit facility. All of the term loans and the loans under the revolving credit facility will bear interest, at our option, at either of the following rates:

 (a)   the highest of:
       - the rate from time to time publicly announced by The Chase Manhattan Bank in New York as its prime rate,
       - the secondary market rate for three-month certificates of deposit from time to time plus 1% and
       - the federal funds rate from time to time plus 1/2 of 1%,

    in each case plus an applicable margin which is

       - .50% for the first six  months  after  July 7,  1999,  and
       - after these first six months, based on a pricing grid depending on our leverage ratio at that time; or

 (b)   a Eurodollar rate plus an applicable margin which is
       - 1.50% for the first six months  after July 7, 1999,  and
       - after these first six months, based on a pricing grid depending on our leverage ratio at that time.

We will also pay a commitment fee for the daily average unused commitment under the revolving credit facility. The commitment fee is (a) 0.375% for the first six months after July 7, 1999 and (b) after this period, based on a pricing grid depending on our specified leverage ratio at that time. The commitment fee will be payable quarterly in arrears and upon the final maturity of the revolving credit facility. In addition, we will pay fees for each letter of credit issued under the credit facility.

Beginning December 31, 1999, term loans under the credit facility will amortize in quarterly installments. The revolving credit facility will mature five years after July 7, 1999.

The credit facility is subject to mandatory prepayment with the net proceeds of asset sales or additional indebtedness with specified exceptions.

As of July 3, 1999, the Company was in compliance with all of its covenants under the credit facility.

The Company expects that its current cash and cash equivalents and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other recurring operational cash needs for the next twelve months.

Impact Of Inflation
-------------------

We do not believe inflation has a significant impact on our operations. The prices of our products have not varied based on the movement of the consumer price index. The majority of our material and labor costs are not materially affected by inflation.

Year 2000 Compliance
--------------------

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

We have established a project team to coordinate and address Year 2000 issues. This team is focusing its efforts on three areas:

       -  information systems software and hardware,
       -  facilities and distribution equipment, and
       -  third-party relationships.

We have implemented a systematic program to identify the areas where we believe we are exposed to Year 2000 issues. Key information systems that have been identified as critical to our operations include:

       - inventory systems, including tracking inventory through the manufacturing process and facilitating the picking of orders;
       - order entry and accounts receivable systems, which allow us to enter orders from our customers, bill our customers and track amounts owing from them;
       - Masterpiece application systems, which control our general ledger, purchasing and accounts payable activities;
       - a catalog system, which allows us to conduct catalog operations;
       - a payroll system; and
       - network systems, including our internal network and office suite of products.

       Our program with regard to information systems consists of three phases:
       - an assessment phase which takes inventory of all major information and non-information systems;
       - a remediation phase which fixes Year 2000 issues identified in the assessment phase; and
       - a testing phase which tests the systems on a stand-alone and integrated basis and, where applicable, completes final remediation.


                                                                     Anticipated/Actual
                                                      Assessment       Remediation         Anticipated Testing
System                       Comments              Completion Date     Completion              Completion

Inventory systems     New programs; written            May, 1999        May, 1999            September, 1999
                        with four digits or
                        purchased
                        and certified by vendors
                        as Year 2000 compliant

Order entry and
accounts receivable   Combination of new               January, 1999    January, 1999        October, 1999
                        programs and legacy
                        programs

Masterpiece
  Applications        Certified by vendor as           January, 1999    January, 1999        October, 1999
                        Year 2000 compliant

Catalog system        In-house application             January, 1999    January, 1999        September, 1999
                        written in four digits

Payroll system        Payroll services                 September 1998   April, 1999          June, 1999
                        provided by third
                        party service bureau
                        that has certified
                        Year 2000 compliance

Network               Certified by vendor as           April, 1999      September, 1999     September, 1999
                        Year 2000 compliant
                        or patches to be
                        provided

Certifications have been requested and received from all software and hardware vendors that are integral to the above-described systems.

Year 2000 exposures have been anticipated by our information systems department over the last five years. Over that time period, virtually all of our internally developed systems described above have been rewritten. In addition, new hardware has been purchased. These changes are part of our on-going program to improve our information systems. Our information systems budget has therefore not had a separate Year 2000 component. Rather, Year 2000 remediation has been a part of our improvement strategy. Therefore, we have not had to defer any information technology projects due to our Year 2000 efforts. Only in the latter part of fiscal 1998 has a separate budget line item been identified for our Year 2000 efforts. Our identified expenditures with regard to this effort have been less than $10,000 for each of the last two quarters. We anticipate incurring an additional $150,000 in costs through year end to complete our remediation and testing efforts. These specific costs are being expensed as incurred.

The non-information systems, which may be affected by the Year 2000 issue, include our equipment control systems including large tank monitors and candle making machinery as well as internal building systems. We tested our facilities and manufacturing and distribution equipment during our annual shutdown in June 1999. Testing will continue through the third quarter of 1999.

We have approximately 60 vendors that are integral to our business. Letters were sent to these vendors requesting that they confirm their Year 2000 compliance status. The Company has received a 90% response to date with all vendors but one confirming Year 2000 compliance by December 31, 1999. Because we have so little concentration of sales with any one customer, there are very few customers to whom we intend to circulate a letter.

We have not experienced any Year 2000 related problems to date; therefore, we have not lost any revenues.

We believe that a worst case Year 2000 scenario for us would involve a complete failure in the basic infrastructure of the United States. In particular, should shipping services such as UPS, RPS and common carriers fail, we would be unable to obtain raw materials to produce our products and would be unable to ship our products to customers and retail locations. Similarly, if utility providers failed to provide electricity and other basic services, we would be unable to produce or sell our products.

Based on our assessment efforts to date and barring the worst case scenario described above, we do not believe that the Year 2000 issue will have a material adverse effect on our financial condition or results of operations. We believe that we will have the ability to process transactions, whether they involve paying our employees, procuring material from vendors or invoicing our customers, using our existing data processing systems. We believe that our manufacturing processes are not subject to substantial Year 2000 risk because, if a piece of equipment fails because of a date dependency, alternative product routing within our plant can be made.

Our ability to obtain raw materials is dependent on third parties. While we do have primary vendors for our raw materials we believe that the materials being provided are readily available from other vendors. Therefore, should a specific vendor fail because of a Year 2000 compliance issue, the materials being delivered by this vendor can be readily replaced. Our substantial network of wholesale accounts and our growing number of retail locations have led us to conclude that exposures in our ultimate sales channels are not material.

For the above reasons, no contingency plan has been developed. In the event final testing of our information systems applications prove difficult or responses from key vendors indicate significant non-compliance exposures, we will reconsider developing a contingency plan. This plan may include increasing production near the year end to provide additional inventory to counteract any plant or third party-related disruptions.

Our assessment of our Year 2000 compliance is based on numerous assumptions about future events, including third party Year 2000 compliance plans and other factors. However, we cannot guarantee that this assessment is correct and actual results could differ materially from those anticipated.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At July 3, 1999, we had $320.0 million of debt in the form of three series of 6 3/4% subordinated debentures. Because this borrowing had a fixed interest rate, neither our statement of operations nor our cash flows had exposures to changes in interest rates. There were no borrowings under our revolving credit facility during the twenty six week period ended July 3, 1999. On July 7, 1999, the Company redeemed the subordinated debentures by use of the net proceeds of the Company's Initial Public Offering of $98.6 million, $220.0 million of bank borrowings described in footnote number 2 and available cash. Because this new facility will carry a variable interest rate pegged to market indices, our statement of operations and our cash flows will be exposed to changes in interest rates. This facility is intended to fund operating needs if necessary.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. Government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Our average balance in such securities was approximately $21.1 million during the twenty six weeks ended July 3, 1999. Earnings from these cash equivalents totaled $0.5 million for the twenty six weeks ended July 3, 1999.

We buy a variety of raw materials for inclusion in our products. The only raw material that we consider to be of a commodity nature is wax. Wax is a petroleum-based product. However, its market price has not historically fluctuated with the movement of oil prices. Rather, over the past five years wax prices have moved with inflation.

At this point in time, our operations outside of the United States are immaterial. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.

                         PART II. OTHER INFORMATION

Items 1, 3, and 5  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

         On July 6, 1999, the Articles of Organization of The Yankee Candle Company, Inc. (the "Company") was amended to change the capitalization of the Company to: 300,000,000 shares of common stock, $.01 par value per share, and 100,000,000 shares of preferred stock, $.01 par value. Previously outstanding shares of the Company's old common stock, no par value, were exchanged for shares of the Company's new common stock, $.01 par value per share, at a ratio of 1 : 98,005. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, because the securities were issued to a small group of sophisticated investors.

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 8, 1999, the Company held a special meeting of stockholders. At the special meeting, the stockholders unanimously voted to approve an amendment to the Articles of Organization of the Company, which increased the number of authorized shares of common stock, no par value, of the Company, from 1,000 shares to 1,100 shares.

         On April 16, 1999, the Company's stockholders acted by unanimous written consent in lieu of a special meeting to approve the adoption of the Company's 1999 Stock Option and Award Plan and the Company's Employee Stock Option Plan.

         On May 20, 1999, the Company's stockholders acted by unanimous written consent in lieu of a special meeting to approve the following matters:

(i) The adoption of an Agreement and Plan or Reorganization (the "Reorganization Agreement"), between the Company and Yankee Candle Holdings Corp. ("Holdings"), pursuant to which Holdings transferred all of its assets to the Company in exchange for shares of common stock, par value $.01 per share, and options to purchase shares of such common stock.

(ii)     The establishment of a classified board of directors as follows:

         Class I                    Class II                  Class III
         -------                    --------                  ---------

         Theodore J.  Forstmann     Nicholas C. Forstmann     Sandra J. Horbach
         Steven B. Klinsky          Michael J. Kittredge      Michael D. Parry
         Michael S. Ovitz           Ronald L. Sargent         Emily Woods

(iii)    The adoption of the Company's Employee Stock Purchase Plan

(iv) The adoption of an amendment to, and the restatement of, the Articles of Organization of the Company to change the Company's capitalization (as described in Item 2 above).

Item 6.  Exhibits and Reports on Form 8-K

         (a)          Exhibits
             Exhibit 27 - Financial Data Schedule
             Exhibit 99 - Forward-Looking Information

         (b)          Reports on Form 8-K
             No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    THE YANKEE CANDLE COMPANY, INC.


                                    /s/ Robert R. Spellman
                                    -----------------------------------
Date: August 17, 1999           By: Robert R. Spellman
     ------------------------       Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)