Form 10-Q/A
period 1999-07-03
YANKEE CANDLE CO INC
filed 1999-10-08
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q/A

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     July 3, 1999
                                    ------------

Commission File Number:   001-15023
                          ---------

                      THE YANKEE CANDLE COMPANY, INC.
                      -------------------------------
           (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                 04 259 1416
-------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


102 CHRISTIAN LANE, WHATELY, MASSACHUSETTS                           01093
--------------------------------------------------------------------------
(Address of principal executive office and zip code)

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

                                 Yes  X   No
                                     ---     ---


The registrant had 54,513,961 shares of Common Stock, par value $.01, outstanding as of August 9, 1999.

---------------------------------------------------------------------------

This Form 10-Q/A is being filed solely to correct a transposition error within the Company's Condensed Consolidated Statement of Operations filed as part of the Form 10-Q for the quarter ended July 3, 1999. The general and administrative expenses for the thirteen weeks ended July 3, 1999 were presented in the prior year period ended June 30, 1998, and the general and administrative expenses for the three months ended June 30, 1998 were presented in the current year period ended July 3, 1999. All totals and subtotals as originally presented were accurate.

                      THE YANKEE CANDLE COMPANY, INC.
                  FORM 10-Q/A - Quarter Ended July 3, 1999
                                   Index

PART I.   Financial Information                                Page Number

Item 1.   Financial Statements

          Unaudited  Condensed   Consolidated   Balance               3
          Sheets  as of July 3, 1999 and  December  31,
          1998

          Unaudited Condensed  Consolidated  Statements               4
          of Operations  for  the Thirteen  Weeks Ended
          July 3, 1999 and the Three  Months Ended June
          30, 1998, and the Twenty Six Weeks Ended July
          3,  1999 and the Six  Months  Ended  June 30,
          1998

          Unaudited Condensed  Consolidated  Statements               5
          of Cash  Flows  for  the   Twenty  Six  Weeks
          Ended July 3, 1999 and the Six  Months  Ended
          June 30, 1998

          Notes to the Unaudited Condensed Consolidated               6
          Financial Statements


Item 2.   Management's   Discussion   and  Analysis  of               9
          Financial Condition and Results of Operations

PART II.  Other Information


Item 2.   Changes in Securities and Use of Proceeds                   15

Item 4.   Submission  of  Matters to a Vote of                        15
          Security Holders

Item 6.   Exhibits and Reports on Form 8-K                            15

          Signatures                                                  16

PART I.     Financial Information

Item 1.     Unaudited Condensed Consolidated Financial Statements

               THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share data)
                                (Unaudited)

                                          July 3, 1999    December 31, 1998
                                          ------------    -----------------
ASSETS

Current Assets:
  Cash and cash equivalents                    $12,149          $ 30,411
  Accounts receivable
     Less allowances of $505 and $450            7,581             8,546
  Stock subscription receivable                101,206                 -
  Inventory                                     26,177            12,482
  Prepaid expenses and other current assets      2,492               855
  Deferred tax assets                            1,541             1,542
                                                 -----             -----
     Total current assets                      151,146            53,836

  Property, Plant And Equipment (Net)           56,503            48,315
  Marketable Securities                            698               856
  Classic Vehicles                                 874               874
  Deferred Financing Costs                       6,162             6,566
  Deferred Tax Assets                          164,474           164,474
  Other Assets                                     450               424
                                                   ---               ---

     Total Assets                             $380,307          $275,345
                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
  Accounts payable                             $11,453           $13,287
  Accrued interest                               1,984             1,895
  Accrued payroll                                4,369             4,768
  Accrued income taxes                           2,052                 -
  Other accrued liabilities                      5,366             2,982
                                                 -----             -----
     Total current liabilities                  25,224            22,932

  Deferred Compensation Obligation                 766             1,004
  Long-Term Debt                               320,000           320,000

Stockholders' Equity (Deficit)
  Common Stock, $.01 par value per share,
     300,000 shares authorized; 98,005
     issued; 54,499 and 48,445 shares
     outstanding at 1999 and 1998,
     respectively                                1,041               980
  Additional paid-in capital                   225,277           126,610
  Treasury stock, 49,560 shares in 1999 and
     49,560 shares in 1998, at cost           (212,989)         (212,448)
  Retained earnings                             23,808            19,048
  Capital subscription receivable                 (750)           (1,084)
  Unearned stock compensation                   (1,956)           (1,698)
  Accumulated other comprehensive income (loss)   (114)                1
                                                ------          --------
     Total stockholders' equity (deficit)       34,317            68,591)
                                                ------          --------

Total Liabilities And Stockholders Equity     $380,307          $275,345
                                              ========          ========



See notes to Condensed Consolidated Financial Statements

               THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (Unaudited)

                                                           Twenty
                                  Thirteen     Three         Six         Six
                                    Weeks      Months       Weeks       Months
                                    Ended      Ended        Ended       Ended
                                   July 3,    June 30,     July 3,     June 30,
                                    1999        1998         1999        1998
                                  --------    --------     -------     -------


Net sales                         $ 41,372    $ 28,742     $87,962    $ 64,055
Cost of goods sold                  18,605      12,835      39,409      29,235
                                    ------      ------      ------      ------

Gross profit                        22,767      15,907      48,553      34,820
Selling expenses                     9,224       6,186      17,733      13,666
General and administrative
 expenses                            6,049       3,946      12,262       7,952
Bonus related to the
 recapitalization                        -      61,263           -      61,263
                                     -----      ------      ------      ------

Income (loss) from operations        7,494     (55,488)     18,558     (48,061)

Interest income                       (206)        (33)       (496)        (81)
Interest expense                     5,611       4,309      11,379       4,678
Other (income) expense                 (51)         44         (95)         33
                                      ----          --        ----          --

Income (loss) before provision
  (benefit) for income taxes         2,140     (59,808)      7,770     (52,691)
Provision (benefit) for income
  taxes                                856      (1,636)      3,108      (1,636)
                                       ---     -------       -----     -------

Net income (loss)                  $ 1,284  $  (58,172)    $ 4,662   $ (51,055)
                                   =======  ==========     =======   =========

Historical basic earnings
  (loss) per share                  $ 0.03     $ (0.90)     $ 0.10     $ (0.63)
Historical diluted earnings
  (loss) per share                  $ 0.03     $ (0.90)     $ 0.10     $ (0.63)
Proforma benefit for income taxes              (22,727)                (20,023)
Proforma net loss                            $ (37,081)              $ (32,668)
Proforma basic loss per share                  $ (0.57)                $ (0.40)
Proforma diluted loss per share                $ (0.57)                $ (0.40)
Weighted average basic
  shares outstanding                46,848      64,752      46,839      81,378
Weighted average diluted
  shares outstanding                49,034      64,752      48,935      81,378


See notes to Condensed Consolidated Financial Statements

               THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (Unaudited)

                                      Twenty Six Weeks        Six Months
                                                 Ended             Ended
                                          July 3, 1999     June 30, 1998
                                          ------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  4,662        $  (51,055)

  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                 2,741             2,070
   Unrealized (gain)/loss on marketable
     equity securities                               3                (8)
   Non-cash stock compensation                     565                 -
   Loss on disposal of fixed assets
     and classic vehicles                            8                36

  Changes in assets and liabilities
   Accounts receivable-net                         933               (38)
   Inventory                                   (13,852)           (7,929)
   Prepaid expenses and other assets            (1,707)              (68)
   Accounts payable                             (1,841)              781
   Accrued expenses and other liabilities        1,518               839
                                               -------          --------
Net cash used in operating activities           (6,970)          (55,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment           (10,570)           (2,829)
  Proceeds from sale of property and
    equipment                                       26               772
  Purchase of marketable equity securities        (255)             (241)
  Proceeds from sale of marketable equity
    securities                                     410                 -
  Proceeds from sale of classical cars               -               702
  Proceeds from repayment of shareholder
    loan                                             -             1,573
                                               -------          --------
Net cash used in investing activities          (10,389)              (23)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term borrowings                 -           312,695
  Principal payments on long-term debt
    and capital lease obligations                    -            (7,954)
  Payments for deferred financing costs              -            (7,115)
  Payments for expenses related to the sale
    of common stock                               (834)                -
  Payments for redemption of common stock         (540)         (228,950)
  Proceeds from repayment on capital
    subscription receivable                        334                 -
  Distributions to stockholder                       -           (16,884)
                                               -------          --------
Net cash provided by (used in) financing
   activities                                   (1,040)           51,792

EFFECT OF EXCHANGE RATE ON CASH                    137                 -
NET DECREASE IN CASH AND CASH EQUIVALENTS      (18,262)           (3,603)
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                       30,411             7,377
                                               -------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $12,149            $3,774
                                               =======          ========

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

                                                                                              Balance per
                                                                   Unallocated/                 Condensed
Thirteen Weeks                                                       Corporate/              Consolidated
Ended July 3, 1999                        Retail      Wholesale          Other       Financial Statements
------------------                        ------      ---------          -----       --------------------
Net sales                                $16,418        $24,954             $0                    $41,372
Operating earnings                         1,016         10,614         (4,136)                     7,494
Unallocated costs                              0              0          5,354                      5,354
Earning before taxes                           0              0              0                      2,140

                                                                                              Balance per
                                                                   Unallocated/                 Condensed
Three Months                                                         Corporate/              Consolidated
Ended June 30, 1999                       Retail      Wholesale          Other       Financial Statements
-------------------                       ------      ---------          -----       --------------------
Net sales                                $12,062        $16,680             $0                    $28,742
Operating earnings                           983          7,281        (63,752)                   (55,488)
Unallocated costs                              0              0          4,320                      4,320
Earning before taxes                           0              0              0                    (59,808)

                                                                                              Balance per
                                                                   Unallocated/                 Condensed
Twenty Six                                                           Corporate/              Consolidated
Ended July 3, 1999                        Retail      Wholesale          Other       Financial Statements
------------------                        ------      ---------          -----       --------------------
Net sales                                $33,445        $54,517             $0                    $87,962
Operating earnings                         3,790         23,410         (8,642)                    18,558
Unallocated costs                              0              0         10,788                     10,788
Earning before taxes                           0              0              0                      7,770

                                                                                              Balance per
                                                                   Unallocated/                 Condensed
Six Months                                                           Corporate/              Consolidated
Ended June 30, 1999                       Retail      Wholesale          Other       Financial Statements
-------------------                       ------      ---------          -----       --------------------
Net sales                                $23,685        $40,370             $0                    $64,055
Operating earnings                         2,472         15,696        (66,229)                   (48,061)
Unallocated costs                              0              0          4,630                      4,630
Earning before taxes                           0              0              0                    (52,691)

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

General And Administrative Expenses
-----------------------------------

General and administrative expenses, which consist primarily of personnel -related costs incurred in the administration of support functions, increased 53.8% to $6.0 million for the thirteen weeks ended July 3, 1999 from $3.9 million for the three months ended June 30, 1998, and increased 53.8% to $12.3 million for the twenty-six weeks ended July 3, 1999 from $8.0 million for the six months ended June 30, 1998. As a percentage of sales, general and administrative expenses increased to 14.6% for the thirteen weeks ended July 3, 1999 from 13.7% for the three months ended June 30, 1998 and increased to 13.9% for the twenty-six weeks ended July 3, 1999 from 12.4% for the six months ended June 30, 1998. The increase in general and administrative expense in dollars and as a percentage of sales for the three and six month periods was primarily caused by investments in building our organizational infrastructure, and $0.6 million of consulting expenses recorded in the first quarter of 1999.

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

The Company opened 23 stores during the twenty-six weeks ended July 3, 1999 and expects to open approximately 17 additional stores in the last two quarters of fiscal 1999. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures, will be approximately $0.25 million for each new store. Accordingly, the Company expects to use approximately $4.3 million for store openings during the last two quarters of fiscal 1999. In addition, the Company plans to continue to make investments in manufacturing equipment, information systems, distribution centers and store remodels to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings from its existing revolving line of credit.

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

(iii)     The adoption of the Company's Employee Stock Purchase Plan.

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


                                            THE YANKEE CANDLE COMPANY, INC.



                                            /s/ Robert R. Spellman
Date: October 8, 1999                       ------------------------------
     ----------------------------     By:   Robert R. Spellman
                                            Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)