Form 10-Q
period 1999-10-02
YANKEE CANDLE CO INC
filed 1999-11-16
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   October 2, 1999
                               ------------------

Commission File Number:  001-15023
                       -----------

                      THE YANKEE CANDLE COMPANY, INC.
                      -------------------------------
           (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                                      04 259 1416
-----------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


102 CHRISTIAN LANE, WHATELY, MASSACHUSETTS                           01093
-----------------------------------------------------------------------------
(Address of principal executive office and zip code)

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

The registrant had 54,498,629 shares of Common Stock, par value $.01, outstanding as of November 15, 1999.

THE YANKEE CANDLE COMPANY, INC.
                 FORM 10-Q - Quarter Ended October 2, 1999
                                   Index

PART I.   Financial Information                                Page Number

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets                3
          as of October 2, 1999 and December 31, 1998

          Unaudited Condensed Consolidated Statements of                 4
          Operations for the Thirteen Weeks Ended October 2,
          1999 and the Three Months Ended September 30,
          1998; and the Thirty-Nine Weeks Ended October 2,
          1999 and the Nine Months Ended September 30, 1998

          Unaudited Condensed Consolidated Statements of Cash            5
          Flows for the Thirty-Nine Weeks Ended October 2,
          1999 and the Nine Months Ended September 30, 1998

          Notes to the Unaudited Condensed Consolidated                  6
          Financial Statements

Item 2.   Management's Discussion and Analysis of                        9
          Financial Condition and Results of Operations

PART II.  Other Information

Item 1.   Legal Proceedings                                             14

Item 2.   Changes in Securities and Use of Proceeds                     14

Item 3.   Defaults Upon Senior Securities                               14

Item 4.   Submission of Matters to a Vote of Security Holders           14

Item 5.   Other Information                                             14

Item 6.   Exhibits and Reports on Form 8-K                              14

Signatures                                                              15

PART I.   Financial Information

Item 1.   Unaudited Condensed Consolidated Financial Statements

                   THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except per share data)
                                      (Unaudited)

                                                       October 2, 1999     December 31, 1998
                                                       ---------------     -----------------
ASSETS

Current Assets:
  Cash and cash equivalents                                   $  6,260              $ 30,411
  Accounts receivable
      Less allowances of $554 and $450                          19,603                 8,546
  Inventory                                                     29,051                12,482
  Prepaid expenses and other current assets                      2,691                   855
  Deferred tax assets                                            1,542                 1,542
                                                              --------              --------
      Total current assets                                      59,147                53,836

Property, Plant And Equipment (Net)                             62,850                48,315
Marketable Securities                                              693                   856
Classic Vehicles                                                   874                   874
Deferred Financing Costs                                         5,396                 6,566
Deferred Tax Assets                                            164,474               164,474
Other Assets                                                       493                   424
                                                              --------              --------

      Total Assets                                            $293,927              $275,345
                                                              ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                             $13,160               $13,287
  Accrued interest                                               2,566                 1,895
  Accrued payroll                                                5,595                 4,768
  Accrued income taxes                                           4,428                     -
  Other accrued liabilities                                      3,410                 2,982
  Long-term debt, current portion                               30,000                     -
                                                              --------              --------
      Total current liabilities                                 59,159                22,932

Deferred Compensation Obligation                                   785                 1,004
Long-Term Debt                                                 195,254               320,000

Stockholders' Equity (Deficit)
  Common Stock, $.01 par value per share, 300,000 shares
      authorized, 104,059 issued; 54,499 and 48,445 shares
      outstanding at 1999 and 1998, respectively                 1,041                   980
  Additional paid-in capital                                   224,772               126,610
  Treasury stock, 49,560 shares in 1999 and
      in 1998, at cost                                       (212,988)             (212,448)
  Retained earnings                                            27,477                19,048
  Capital subscription receivable                                    -               (1,084)
  Unearned stock compensation                                  (1,673)               (1,698)
  Accumulated other comprehensive income                           100                     1
                                                              --------              --------
      Total stockholders' equity (deficit)                      38,729              (68,591)
                                                              --------              --------

      Total Liabilities And Stockholders Equity               $293,927              $275,345
                                                              ========              ========



See notes to Condensed Consolidated Financial Statements

                         THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share data)
                                           (Unaudited)

                                                   Thirteen    Three Months    Thirty-Nine            Nine
                                                Weeks Ended    Months Ended    Weeks Ended    Months Ended
                                                 October 2,   September 30,     October 2,    September 30,
                                                       1999            1998           1999            1998
                                                       ----            ----           ----            ----

Net sales                                          $ 59,109        $ 43,611      $ 147,071       $ 107,665
Cost of goods sold                                 $ 25,883          19,340         65,291          48,575
                                                   --------        --------      ---------       ---------

Gross profit                                         33,226          24,271         81,780          59,090
Selling expenses                                     11,324           6,939         29,058          20,605
General and administrative expenses                   6,252           4,871         18,514          12,823
Bonus related to the recapitalization                     -               -              -          61,263
                                                   --------        --------      ---------       ---------

Income (loss) from operations                        15,650          12,461         34,208         (35,601)

Interest income                                        (63)            (34)          (559)            (115)
Interest expense                                      4,106           5,878         15,488          10,557
Other (income) expense                                   58             (7)           (40)              25
                                                   --------        --------      ---------       ---------

Income (loss) before provision
  for income taxes                                   11,549           6,624         19,319         (46,068)
Provision for income taxes                            4,620           2,517          7,728             881
                                                   --------        --------      ---------       ---------

Net income (loss) before extraordinary item           6,929           4,107         11,591        (46,949)

Extraordinary loss on early retirement of debt,
     (less income tax benefit of $2,108)              3,162               -          3,162               -
                                                   --------        --------      ---------       ---------

Net income (loss)                                  $  3,767        $  4,107      $   8,429       $ (46,949)
                                                   ========        ========      =========       =========
Historical basic earnings (loss) per share
     before extraordinary item                     $   0.13        $   0.09      $    0.24       $   (0.67)
     extraordinary item                            $  (0.06)              -      $   (0.07)              -
                                                   --------        --------      ---------       ---------
                                                   $   0.07        $   0.09      $    0.17       $   (0.67)
                                                   ========        ========      =========       =========

Historical diluted earnings (loss) per share
     before extraordinary item                     $   0.13        $   0.08      $    0.23       $   (0.67)
     extraordinary item                            $  (0.06)              -      $   (0.06)              -
                                                   --------        --------      ---------       ---------
                                                   $   0.07        $   0.08      $    0.17       $   (0.67)
                                                   ========        ========      =========       =========

Proforma benefit for income taxes                                                                  (17,506)
Proforma net loss                                                                                $ (28,562)
                                                                                                 =========
Proforma basic loss per share                                                                    $   (0.41)
                                                                                                 =========
Proforma diluted loss per share                                                                  $   (0.41)
                                                                                                 =========

Weighted average basic shares outstanding            52,884          47,778         48,851          70,139
Weighted average diluted shares outstanding          54,661          48,609         50,841          70,139



See notes to Condensed Consolidated Financial Statements

                       THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (Unaudited)

                                                                Thirty-Nine Weeks           Nine Months
                                                                            Ended                 Ended
                                                                       October 2,         September 30,
                                                                             1999                  1998
                                                                             ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $   8,429             $ (46,949)

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Extraordinary loss on early extinguishment of debt                      3,162                     -
    Depreciation and amortization                                           4,508                 3,283
    Unrealized (gain)/loss on marketable equity securities                     46                   (38)
    Non-cash stock compensation                                               848                     -
    Loss on disposal of fixed assets and classic vehicles                     116                    81
    Deferred taxes                                                              -                   (11)

  Changes in assets and liabilities
    Accounts receivable-net                                               (11,065)               (8,084)
    Inventory                                                             (16,589)               (8,869)
    Prepaid expenses and other assets                                      (1,913)                  (75)
    Accounts payable                                                         (129)                3,213
    Accrued expenses and other liabilities                                  8,601                10,514
                                                                        ---------             ---------
    Net cash used in operating activities                                  (3,986)              (46,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (18,477)               (5,084)
  Proceeds from sale of property and equipment                                 26                   821
  Purchase of marketable equity securities                                   (293)                 (293)
  Proceeds from sale of marketable equity securities                          410                     -
  Proceeds from sale of classical cars                                          -                   702
  Proceeds from repayment of shareholder loan                                   -                 1,573
                                                                        ---------             ---------
Net cash used in investing activities                                     (18,334)               (2,281)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the sale of common stock (net of fees
    and expenses)                                                          97,041                     -
  Proceeds from long term borrowings                                      225,254               312,704
  Principal payments on long-term debt and capital
    lease obligations                                                    (320,000)              (10,954)
  Payments for deferred financing costs                                    (4,804)               (7,115)
  Payments for redemption of common stock                                    (540)             (229,149)
  Proceeds from repayment on capital subscription receivable                1,084                     -
  Distributions to stockholder                                                  -               (16,884)
                                                                        ---------             ---------
Net cash provided by (used in) financing activities                        (1,965)               48,602

EFFECT OF EXCHANGE RATE ON CASH                                               134                     -
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (24,151)                 (614)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             30,411                 7,377
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    6,260                 6,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                 14,797                 1,374
  Income taxes                                                                680                   135


See notes to Condensed Consolidated Financial Statements

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (in thousands, except per share data)
                         (Unaudited)

1.   Basis Of Presentation
     ---------------------

The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles. The financial information included herein is unaudited; however, in the opinion of management such information contains all adjustments necessary for a fair presentation of the results for such periods. In addition, the Company believes such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year ending January 1, 2000. Effective January 1, 1999, the Company adopted a 52/53 week fiscal year.

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

2.   Initial Public Offering and Early Extinguishment of Debt
     --------------------------------------------------------

On July 1, 1999, the Company confirmed orders for the sale of 6,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. The proceeds to the Company, after deducting the underwriting fees and other expenses, were approximately $97,000. On July 7, 1999, the Company used these proceeds, together with $220,000 of bank borrowings under a new credit facility and available cash, to redeem $320,000 aggregate principal amount of outstanding subordinated debentures, after which, none of the subordinated debentures were outstanding. The redemption of these subordinated debentures resulted in a extraordinary charge to the statement of operations of $3,162, net of tax. These charges related primarily to the write-off of financing fees that had previously been deferred.

3.   Financing Arrangements
     ----------------------

As discussed in note 2, on July 7, 1999, the Company entered into a new credit facility. The facility provides for maximum borrowings of $300 million; $150 million in the form of term loans and $150 million under a revolving credit facility and is collateralized by substantially all of the assets of the Company. The facility will bear interest, at the option of the Company (which is reset on a periodic basis), at either of a formula based off certain domestic interest rates or a formula based off the Eurodollar rate. Such formulas may be impacted, from time to time, by changes in the Company's defined leverage ratio. A commitment fee is also payable for unused commitments under the revolving credit facility, which also can vary, from time to time, based on changes in the Company's defined leverage ratio.

Principal payments relating to the $150 million in term loans will commence in December 1999 and will consist of quarterly installments ranging from $7.5 million to $9.5 million to be paid through July 2004. No payments of principal are due under the revolving credit borrowings until July 2004. Accordingly, the following schedule presents the five year maturities of current borrowings:

               Due in Fiscal:                  Principal Amount
               --------------                  ----------------
                   1999                             7,500
                   2000                            30,000
                   2001                            30,000
                   2002                            31,500
                   2003                            32,000
                Thereafter                         94,000

4.   Inventories
     -----------

Inventory quantities are substantiated through the completion of quarter end physical inventory counts. Inventories are stated at the lower of cost or market on a last-in first-out ("LIFO") basis.

The components of inventory were as follows:

                                             October 2,          December 31,
                                               1999                  1998
                                               ----                  ----
Finished Goods                              $25,327               $ 9,967
Work in process                                  93                   126
Raw materials                                 4,058                 2,816
                                            -------               -------
                                             29,478                12,909
Less LIFO Reserve                               427                   427
                                            -------               -------
Total Inventory                             $29,051               $12,482
                                            =======               =======

5.   Income Taxes
     ------------

The Company's effective tax rate in the third quarter of fiscal 1999 was 40%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year. These financial statements also contain a pro forma calculation of tax expense as if the Company had become a C Corporation on January 1, 1998.

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

                                                    Thirteen            Three     Thirty-Nine             Nine
                                                 Weeks Ended     Months Ended     Weeks Ended     Months Ended
                                                  October 2,     September 30,      October 2,    September 30,
                                                        1999             1998            1999             1998
                                                        ----             ----            ----             ----

Weighted average basic shares outstanding             52,884           47,778          48,851           70,139
Contingently returnable shares and shares
    issuable pursuant to stock option grants           1,777              831           1,990                -
                                                      ------           ------          ------           ------
Weighted average diluted shares outstanding           54,661           48,609          50,841           70,139

7.   Comprehensive Income
     --------------------

The Company adopted SFAS 130, "Reporting Comprehensive Income" as of December 31, 1998. Comprehensive income includes all changes in equity during the period except those resulting from transactions with owners of the Company. It has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company's Consolidated Balance Sheets consists of foreign currency translation adjustments. Comprehensive income, net of related tax effects, is as follows (in thousands):

                                           Thirteen           Three    Thirty-Nine            Nine
                                        Weeks Ended    Months Ended    Weeks Ended    Months Ended
                                         October 2,   September 30,     October 2,   September 30,
                                               1999            1998           1999            1998
                                               ----            ----           ----            ----

Net income (loss)                            $3,767          $4,107         $8,429        $(46,949)
Translation adjustment                          214               -             99               -
                                             ------          ------         ------        --------
Total comprehensive income (loss)            $3,981          $4,107         $8,528        $(46,949)
                                             ======          ======         ======        ========

8.   Segment Information
     -------------------

The Company has two reportable segments - retail and wholesale. Management has changed the organization structure for purposes of presenting segment information such that certain general and administrative costs previously categorized as retail are now included in Unallocated/Corporate/Other. These changes more accurately reflect the results of segment operations and have been presented as such for the current and prior periods.

                                                                                    Balance per
Thirteen Weeks                                            Unallocated/                Condensed
Ended                                                       Corporate/             Consolidated
October 2, 1999                Retail      Wholesale             Other     Financial Statements
---------------                ------      ---------             -----     --------------------

Net sales                     $24,484        $34,625                $0                  $59,109
Operating earnings              6,500         15,402           (6,252)                   15,650
Unallocated costs                   0              0             4,101                    4,101
Earning before taxes                0              0                 0                   11,549

                                                                                    Balance per
Three Months                                              Unallocated/                Condensed
Ended                                                       Corporate/             Consolidated
September 30, 1998            Retail       Wholesale             Other     Financial Statements
---------------                ------      ---------             -----     --------------------

Net sales                     $15,929        $27,682                $0                  $43,611
Operating earnings              4,825         12,507            (4,871)                  12,461
Unallocated costs                   0              0             5,837                    5,837
Earning before taxes                0              0                 0                    6,624

                                                                                    Balance per
Thirty-Nine Weeks                                         Unallocated/                Condensed
Ended                                                       Corporate/             Consolidated
October 2, 1999                Retail      Wholesale             Other      Financial Statements
---------------                ------      ---------             -----     --------------------

Net sales                     $57,930        $89,141                $0                 $147,071
Operating earnings             13,912         38,810          (18,514)                   34,208
Unallocated costs                   0              0            14,889                   14,889
Earning before taxes                0              0                 0                   19,319

                                                                                    Balance per
Nine Months                                               Unallocated/                Condensed
Ended                                                       Corporate/             Consolidated
September 30, 1998             Retail      Wholesale             Other      Financial Statements
---------------                ------      ---------             -----     --------------------

Net sales                     $39,614        $68,051                $0                 $107,665
Operating earnings (loss)      10,309         28,177          (74,087)                 (35,601)
Unallocated costs                   0              0            10,467                   10,467
Earning (loss) before taxes         0              0                 0                 (46,068)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Thirteen and Thirty-nine weeks ended October 2, 1999 versus Three and Nine months ended September 30, 1998.

Net Sales
---------

Net sales increased 36% to $59.1 million for the thirteen weeks ended October 2, 1999 from $43.6 million for the three months ended September 30, 1998 and increased 37% to $147.1 million for the thirty-nine weeks ended October, 2 1999 from $107.7 million for the nine months ended September 30, 1998. This growth was achieved by increasing the number of retail stores, increasing sales in existing retail stores and increasing sales to wholesale customers.

Wholesale sales increased 25% to $34.6 million for the thirteen weeks ended October 2, 1999 from $27.7 million for the three months ended September 30, 1998 and increased 31% to $89.1 million for the thirty-nine weeks ended October 2, 1999 from $68.1 million for the nine months ended September 30, 1998. This growth was achieved primarily by increasing sales to existing customers, adding new wholesale accounts and sales through our new European distribution center.

Retail sales increased 54% to $24.5 million for the thirteen weeks ended October 2, 1999 from $15.9 million for the three months ended September 30, 1998 and increased 46% to $57.9 million for the thirty-nine weeks ended October 2, 1999 from $39.6 million for the nine months ended September 30, 1998. This growth was achieved by increasing the number of our retail stores and increasing sales in existing retail stores. There were 96 retail stores open as of October 2, 1999 compared to 54 retail stores open as of September 30, 1998 and 62 retail stores open as of December 31, 1998. Comparable store and mail-order hub sales for the thirteen weeks ended October 2, 1999 increased 19% over the three months ended September 30, 1998 and increased 17% for the thirty-nine weeks ended October 2, 1999 compared to the nine months ended September 30, 1998. There were 52 retail stores included in our comparable store base as of October 2, 1999.

Gross Profit
------------

Gross profit increased 37% to $33.2 million for the thirteen weeks ended October 2, 1999 from $24.3 million for the three months ended September 30, 1998 and increased 38% to $81.8 million for the thirty-nine weeks ended October 2, 1999 from $59.1 million for the nine months ended September 30, 1998. This increase was attributable to the increase in sales. As a percentage of sales, gross profit increased to 56.2% for the thirteen weeks ended October 2, 1999 from 55.7% for the three months ended September 30, 1998. Gross profit was 55.6% for the thirty-nine weeks ended October 2, 1999 and 54.9% for the nine months ended September 30, 1998. The increase in the gross profit rate for the quarter was attributable to a shift in sales mix. Retail sales, which generate a higher gross profit than wholesale sales, were 41.4% of total net sales for the thirteen weeks ended October 2, 1999 compared to 36.5% of total net sales for the three months ended September 30, 1998. The year-to-date increase in gross profit percent is also the result of a shift in sales mix as Retail sales were 39.4% of total net sales for the thirty-nine weeks ended October 2, 1999 as compared to 36.8% for the nine months ended September 30, 1998.

Selling Expenses
----------------

Selling expenses increased 63.8% to $11.3 million for the thirteen weeks ended October 2, 1999 from $6.9 million for the three months ended September 30, 1998 and increased 41.3% to $29.1 million for the thirty-nine weeks ended October 2, 1999 from $20.6 million for the nine months ended September 30, 1998. These expenses are related to both our wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs. For the nine month period, excluding the commission paid to independent manufacturer representatives in the first quarter of 1998, the last of such payments, selling expenses increased 57.3% to $29.1 million in 1999 from $18.5 million in 1998. As a percentage of sales, selling expenses increased to 19.2% for the thirteen weeks ended October 2, 1999 from 15.9% for the three months ended September 30, 1998 and increased to 19.8% for the thirty-nine weeks ended October 2, 1999 from 19.1% for the nine months ended September 30, 1998. As a percentage of sales, selling expenses excluding commissions paid to independent manufacturer representatives, increased to 19.8% for the thirty-nine weeks ended October 2, 1999 from 17.2% for the nine months ended September 30, 1998. The increase in selling expense in dollars and as a percentage of sales for the quarter was primarily related to the continued growth in the number of retail stores we operated from 54 as of September 30, 1998 to 96 as of October 2, 1999 and costs associated with our new European distribution center. The increase in selling expense for the nine month period was primarily related to the continued growth in the number of retail stores we operated and costs associated with our new European distribution center.

General And Administrative Expenses
-----------------------------------

General and administrative expenses, which consist primarily of personnel-related costs incurred in the administration of support functions, increased 28.6% to $6.3 million for the thirteen weeks ended October 2, 1999 from $4.9 million for the three months ended September 30, 1998, and increased 44.5% to $18.5 million for the thirty-nine weeks ended October 2, 1999 from $12.8 million for the nine months ended September 30, 1998. As a percentage of sales, general and administrative expenses decreased to 10.6% for the thirteen weeks ended October 2, 1999 from 11.2% for the three months ended September 30, 1998 and increased to 12.6% for the thirty-nine weeks ended October 2, 1999 from 11.9% for the nine months ended September 30, 1998. The decrease in general and administrative expenses as a percentage of sales for the quarter ended October 2, 1999 was attributable to the Company's leveraging of such costs over a larger sales base. The increase in general and administrative expense in dollars and as a percentage of sales for the nine month period was primarily caused by investments in building our organizational infrastructure.

Operating Margins
-----------------

Operating margins for our wholesale segment were $15.4 million or 44.5% of wholesale sales for the thirteen weeks ended October 2, 1999 compared to $12.5 million or 45.2% of wholesale sales for the three months ended September 30, 1998. The wholesale operating margin decline as a percentage of sales was entirely attributable to our start-up European operation. Operating margins for our wholesale operations were $38.8 million or 43.5% of wholesale sales for the thirty-nine weeks ended October 2, 1999 compared to $28.2 million or 41.4% of wholesale sales for the nine months ended September 30, 1998. The increase in wholesale operating margin dollars for the nine month period was entirely attributable to the increase in sales. The wholesale operating margin increase as a percentage of sales for the nine month period was primarily attributable to higher sales and to the elimination of commissions paid to independent manufacturer representatives.

Operating margins for our retail segment were $6.5 million or 26.5% of retail sales for the thirteen weeks ended October 2, 1999 compared to $4.8 million or 30.3% of retail sales for the three months ended September 30, 1998. Retail operating margins were $13.9 million or 24.0% of retail sales for the thirty-nine weeks ended October 2, 1999 compared to $10.3 million or 26.0% of retail sales for the nine months ended September 30, 1998. The decrease in retail operating margin rate for the quarter and the nine months was entirely attributable to the preopening expenses associated with the opening of new stores and the initial higher operating expenses as a percentage of sales of these stores. Because new stores typically generate lower sales than the Company average, the fixed cost component results in higher store operating and selling expenses as a percentage of sales in these stores during their start-up period. The Company opened 11 stores during the thirteen weeks ended October 2, 1999 compared to 2 during the three months ended September 30, 1998. For the thirty-nine weeks ended October 2, 1999 the Company opened 34 stores compared to 7 during the nine months ended September 30, 1998.

Net Other Income (Expense)
--------------------------

Net other expense was $4.1 million for the thirteen weeks ended October 2, 1999 compared to $5.8 million for the three months ended September 30, 1998 and was $14.9 million for the thirty-nine weeks ended October 2, 1999 compared to $10.5 million for the nine months ended September 30, 1998. The primary component of the expense in each of these periods was interest expense. Interest expense in the thirteen weeks ended October 2, 1999 was down compared to the three months ended September 30, 1998 due to a decrease in total borrowings by the Company. Proceeds from the Company's July 1, 1999 initial public offering together with available cash and $220.0 million of bank borrowings under a new credit facility were used to redeem the $320.0 million subordinated debentures on July 7, 1999, thereby reducing debt by approximately $100 million. Interest expense declined subsequent to July 7, 1999 as a result of the debt reduction. Interest expense increased in the thirty-nine weeks ended October 2, 1999 compared to the nine months ended September 30, 1998 because of decreased borrowing levels in the first four months of 1998. In connection with the 1998 recapitalization, the Company issued $320.0 million in subordinated debentures in April 1998, which resulted in significantly higher interest expense subsequent to this borrowing.

Liquidity And Capital Resources
-------------------------------

Cash and cash equivalents decreased by $24.2 million as compared to December 31, 1998. This decrease was partially attributable to cash used in operating activities of $4.0 million, which includes a seasonal increase in inventories. Capital expenditures for the thirty-nine week period ended October 2, 1999 were $18.5 million, primarily related to the capital requirements to open 34 new stores and investments in manufacturing equipment to meet increased production requirements.

The Company opened 34 stores during the thirty-nine weeks ended October 2, 1999 and expects to open approximately 6 additional stores in the last quarter of fiscal 1999. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures, will be approximately $0.25 million for each new store. Accordingly, the Company expects to use approximately of $1.5 million for store openings during the last quarter of fiscal 1999. In addition, the Company plans to continue to make investments in manufacturing equipment, information systems, distribution centers and store remodels to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of available cash and operating cash flow.

Subsequent to the Company's Initial Public Offering (see note 2), the Company terminated it's existing revolving credit facility and entered into a new credit facility with a syndicate of banks and other financial institutions. The credit facility consists of $150.0 million of term loans and a $150.0 million revolving credit facility. All of the term loans and the loans under the revolving credit facility will bear interest, at our option, at either of a formula based off certain domestic interest rates or a formula based off the Eurodollar rate.

We also pay a commitment fee for the daily average unused commitment under the revolving credit facility. The commitment fee is (a) 0.375% for the first six months after July 7, 1999 and (b) after this period, based on a pricing grid depending on our specified leverage ratio at that time. The commitment fee will be payable quarterly in arrears and upon the final maturity of the revolving credit facility. In addition, we will pay fees for each letter of credit issued under the credit facility.

Beginning December 31, 1999, term loans under the credit facility totaling $150.0 million will amortize in quarterly installments. The revolving credit facility will mature five years after July 7, 1999.

As of October 2, 1999, the Company was in compliance with all of its covenants under the credit facility. Available borrowings under the facility were $75.0 million.

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


                                                                                       Anticipated/Actual
                                                   Assessment          Remediation          Testing
System                       Comments            Completion Date     Completion Date    Completion Date

Inventory systems       New programs; written       May, 1999         May, 1999           Completed
                         with four digits or
                         purchased
                         and certified by vendors
                         as Year 2000 compliant

Order entry and
accounts receivable    Combination of new           January, 1999     January, 1999       December, 1999
                        programs and legacy
                        programs

Masterpiece
  Applications         Certified by vendor as       January, 1999     January, 1999       Completed
                        Year 2000 compliant

Catalog system         In-house application         January, 1999     January, 1999       Completed
                        written in four digits

Payroll system         Payroll services             September, 1998   April, 1999         Completed
                        provided by third
                        party service bureau
                        that has certified
                        Year 2000 compliance

Network                Certified by vendor as       April, 1999       November, 1999      November, 1999
                        Year 2000 compliant
                        or patches to be
                        provided


Certifications have been requested and received from all software and hardware vendors that are integral to the above-described systems.

Year 2000 exposures have been anticipated by our information systems department over the last five years. Over that time period, virtually all of our internally developed systems described above have been rewritten. In addition , new hardware has been purchased. These changes are part of our on-going program to improve our information systems. Our information systems budget has therefore not had a separate Year 2000 component. Rather, Year 2000 remediation has been a part of our improvement strategy. Therefore, we have not had to defer any information technology projects due to our Year 2000 efforts. Only in the latter part of fiscal 1998 has a separate budget line item been identified for our Year 2000 efforts. Our identified expenditures with regard to this effort have been $110,000. We anticipate incurring an additional $25,000 in costs through year end to complete our remediation and testing efforts. These specific costs are being expensed as incurred.

The non-information systems, which may be affected by the Year 2000 issue, include our equipment control systems including large tank monitors and candle making machinery as well as internal building systems. We tested our facilities and manufacturing and distribution equipment during our annual shutdown in June 1999. Testing will continue through the fourth quarter of 1999.

We have approximately 60 vendors that are integral to our business. Letters were sent to these vendors requesting that they confirm their Year 2000 compliance status. The Company has received a 98% response to date with all vendors but one confirming Year 2000 compliance by December 31, 1999. Because we have so little concentration of sales with any one customer, no customer confirmation letters have been circulated.

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

For the above reasons, no contingency plan has been developed as it relates to materials procurement or sales channels. Testing that remains to be completed as of November 16, 1999 is limited to report presentation in order entry and accounts receivable and continued scheduled maintenance procedures on the Company's internal network. If unforeseen difficulties arise in bringing these two areas into Year 2000 compliance we will reconsider developing a contingency plan.

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



Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At October 2, 1999, we had $225.0 million of debt outstanding, which consisted of $150.0 million in term loans and $75.0 million from our revolving credit facility. Because this debt carries a variable interest rate pegged to market indices, our statement of operations and our cash flows are exposed to changes in interest rates.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. Government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Our average balance in such securities was approximately $15.1 million during the thirty-nine weeks ended October 2, 1999. Earnings from these cash equivalents totaled $0.6 million for the thirty-nine weeks ended October 2, 1999.

We buy a variety of raw materials for inclusion in our products. The only raw material that we consider to be of a commodity nature is wax. Wax is a petroleum-based product, however, its market price has not historically fluctuated with the movement of oil prices. Rather, over the past five years wax prices have moved with inflation.

At this point in time, our operations outside of the United States are immaterial. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds

          On July 6, 1999, the Articles of Organization of The Yankee Candle Company, Inc. (the "Company") was amended to change the capitalization of the Company to: 300,000,000 shares of common stock, $.01 par value per share, and 100,000,000 shares of preferred stock, $.01 par value. Previously outstanding shares of the Company's old common stock, no par value, were exchanged for shares of the Company's new common stock, $.01 par value per share, at a ratio of 1 : 98,005. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, because the securities were issued to a small group of existing stockholders of the Company and its parent in a transaction not involving a public offering.

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          Not Applicable
         (a) Exhibits
             Exhibit 27 - Financial Data Schedule
             Exhibit 99 - Forward-Looking Information

         (b) Reports on Form 8-K
             Not Applicable

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            THE YANKEE CANDLE COMPANY, INC.


                                             /s/ Robert R. Spellman
                                            ---------------------------------
Date:  November 16, 1999            By:     Robert R. Spellman
     --------------------                   Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)