Form 10-K405
period 2000-01-01
YANKEE CANDLE CO INC
filed 2000-03-31
CIK 1084242

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)
|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-15023

                         THE YANKEE CANDLE COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MASSACHUSETTS                                04-2591416
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

  102 CHRISTIAN LANE, WHATELY, MASSACHUSETTS                 01093
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (413) 665-8306

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     COMMON STOCK, $0.01 PAR VALUE            NEW YORK STOCK EXCHANGE, INC.
         (TITLE OF EACH CLASS)          (NAME OF EACH EXCHANGE WHERE REGISTERED)


    Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    Based on the closing sale price of $14.88 on March 16, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was 215,526,399.

    On March 16, 2000, there were outstanding 54,513,961 shares of the Registrant's Common Stock.
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

     REGISTRANT'S PROXY STATEMENT (SPECIFIED PORTIONS) WITH RESPECT TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 1, 2000 ARE INCORPORATED INTO
PART III.


     This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that The Yankee Candle Company, Inc. or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of important factors that could cause The Yankee Candle Company, Inc.'s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results."


                                TABLE OF CONTENTS

ITEM                                                                                                       PAGE
----                                                                                                       ----
                                     PART I
  1.   Business .............................................................................................3
  2.   Properties ...........................................................................................8
  3.   Legal Proceedings ....................................................................................9
  4.   Submission of Matters to a Vote of Security Holders...................................................9

                                     PART II
  5.   Market for Registrant's Common Equity and Related Stockholder Matters................................11
  6.   Selected Financial Data .............................................................................11
  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations................14
 7a.   Quantitative and Qualitative Disclosures About Market Risks..........................................22
  8.   Financial Statements and Supplementary Data .........................................................23
  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................45

                                    PART III
 10.   Directors and Executive Officers of the Registrant ..................................................45
 11.   Executive Compensation ..............................................................................45
 12.   Security Ownership of Certain Beneficial Owners and Management ......................................45
 13.   Certain Relationships and Related Transactions ......................................................45

                                     PART IV
 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................................46

                                     PART I


ITEM 1.  BUSINESS


The Yankee Candle Company, Inc. and subsidiaries ("Yankee Candle" or "the Company") is the leading designer, manufacturer, wholesaler and retailer of premium scented candles in the growing giftware industry. The Company has a 30-year history of offering its distinctive products and marketing them as affordable luxuries and consumable gifts. Yankee Candle products are available in more than 160 fragrances and include a wide variety of jar candles, Samplers(R), pillars, tapers, Wax Potpourri Tarts(R) and other candle products, marketed as Yankee Candle(R) branded products primarily under the trade names Housewarmer(R), Country Kitchen(R), Aroma Formula(TM), Flickers(TM) and Frosted Favorites(TM). The Company sells its products through several channels including wholesale customers who operate approximately 12,500 gift store locations nationwide, 102 Company-operated retail stores in 30 states as of January 1, 2000, direct mail catalogs, its Internet website (www.yankeecandle.com), international distributors and its distribution center located in the United Kingdom. The Company has grown significantly during the last five years, with net sales increasing from $94.8 million in 1995 to $256.6 million for the fifty-two weeks ended January 1, 2000 ("1999"), a compound annual growth rate of 28%.


INDUSTRY OVERVIEW

Yankee Candle operates in the rapidly growing scented candle segment of the giftware industry. The giftware industry has grown consistently since the early 1990's and generated U.S. sales of $50.9 billion in 1998, according to independent market research data. Industry sources also estimate that the domestic market for candles has grown on average 10% to 15% per year since the early 1990's to reach $2.1 billion in 1998. Scented candles represent the fastest growing part of the candle and home fragrancing industry and are expected to continue to grow based on several positive industry factors:

   - Favorable consumer trends, including the aging of baby boomers and increased spending on home decor. Consumers are drawn to candles because they create a relaxing home environment.

   - Consumers are increasingly buying candles as an attractive gift item. According to independent market research data, 77% of candle customers also bought candles as gifts in 1998.

   - Consumers are increasingly burning candles year round because of their affordable prices and broad range of scents and styles.

The Company believes consumers are becoming increasingly sophisticated about the quality and fragrance of candles they purchase. According to independent market research data, the prime consumer market for candles consists of women between the ages of 25 and 54 with annual household incomes of over $25,000. The Company believes that 85% of its candle consumers are women and that men represent a growing and undeveloped consumer market segment.

PRODUCTS

The Company develops and introduces new products and fragrances throughout the year. It currently offers over 1,000 SKU's of Yankee Candle manufactured products. Most products are marketed as Yankee Candle(R) branded products primarily under the trade names Housewarmer(R), Country Kitchen(R), Aroma Formula(TM), Flickers(TM) and Frosted Favorites(TM)and include the following product styles:

   - Jar Candles--scented candles in decorative glass jars; available in 22 oz., 14.5 oz., 7.5 oz. and 3.7 oz. sizes and in various styles of glass jars.

   -  Samplers(R) -- votive candles, ideal for sampling different fragrances.

   - Tapers -- the oldest candle style, dipped more than 30 times, available in scented and unscented and in multiple sizes.

   -  Scented Ionic(R) Pillars (grooved) - available in multiple sizes.

   - Standard Pillars (smooth) -- both scented and unscented, in multiple styles and sizes.

   - Wax Potpourri Tarts(R)-- scented wax without wicks that releases its fragrance when melted and warmed in a potpourri pot.

   - Scented Tea Lights--small, colored and scented candles in clear cups made for home fragrancing.

   - Tart(R) Warmers -- white unscented candles in aluminum cups made for burning in potpourri pots.

   - Kindle Candles(R)-- unscented wax in a paper cup for use in a fireplace or campfire as a firestarter.

These candle products are available in a wide range of fragrances and colors. Retail stores, depending on store size, generally offer between 120 - 150 fragrances, with over 60 of the best-selling fragrances available nationwide to its wholesale customers. In addition to distinctive fragrances, the Company promotes its brand through consistent product packaging and labeling and the use of a distinctive trade dress. The Yankee Candle name is typically embossed on the top of its glass containers and is displayed on every product. The Company also packages its products in attractive gift baskets and holders for sale in its retail stores. Glassware accessories and other candle-related accessories are offered at its retail stores in a variety of sizes and shapes.

The Company seeks to maintain a moderate price for almost all of its products in order to reinforce customers' perception of its products as highly affordable. As a result, as of January 1, 2000 retail prices for most candle products range from $0.89 for Wax Potpourri Tarts(R) to $19.50 for 22 oz. jar candles. Since 1995, the Company has only increased prices, on average, by 2.1% per year. There were no price increases in 1998 and a 2.3% price increase in January, 1999.


WHOLESALE OPERATIONS

The Company's domestic wholesale operations serve an extensive base of retailers primarily consisting of small, independent and credit-worthy gift store retailers, that operated approximately 12,500 locations in 50 states at the end of 1999. Almost 90% of these locations are not in malls. From 1997 to 1999, sales to wholesale customers have grown at a compound annual growth rate of 25% from $84.9 million to $133.4 million. Yankee Candle's strong brand name, the popularity and profitability of its products, and its emphasis on customer service and support programs have established Yankee Candle as the top selling brand for many of its wholesale customers. Over 70% of them have been customers for over five years.

The Company actively seeks to increase the average size and frequency of wholesale orders through its innovative display system, promotional programs, new products and telemarketing activities. The Company's "Shop Within A Shop" display system presents Yankee Candle products vertically by fragrance and horizontally by color in a distinctive wood hutch. This display system enhances Yankee Candle's brand recognition in the marketplace and the Company believes that it positively impacts the Company's wholesale sales.

The Company employs a selective dealer approval process, designed to create consistent standards for all of its wholesale customers. The Company also utilizes a dedicated in-house direct sales force to service its wholesale customers.

The Company expanded its international wholesale business with the opening of a Company-operated 27,000 square foot distribution center in Bristol, England in January, 1999. By the end of 1999, business relationships had been established with approximately 550 UK direct accounts, approximately 30 direct accounts on the European continent and 14 distributors covering 17 countries. The size of the European candle market has been estimated at $1 billion.


RETAIL OPERATIONS

Retail Stores

The Company's retail operations include retail stores, catalog and Internet operations and Chandler's restaurant. From 1997 to 1999, retail sales have grown at a 44% compound annual growth rate from $59.2 million to $123.2 million.

The Company opened 40 new retail stores and entered 10 new states during 1999 and ended the year with 102 retail stores in 30 states. Premium malls, and to a lesser extent, strip centers and tourist destinations are targeted for new store development. There were 73 mall and 29 non-mall locations at the end of 1999. The Company currently plans to open 40 additional stores in 2000.

The non-mall store count includes the Company's flagship South Deerfield, MA store, which is a unique store. This store is the world's largest candle and Christmas store with over 90,000 square feet of retail and entertainment space. This store promotes Yankee Candle's image and culture and is an important testing ground for new product introductions. The store carries over 24,000 SKU's of gift items supplied by over 750 vendors, and generates 65% of its revenues from the sale of Yankee Candle products. This store is a major tourist destination, attracting an estimated 2.5 million visitors annually. It provides visitors with a total shopping and entertainment experience and includes the Yankee Candlemaking Museum, the Yankee Candle Car Museum and the 240-seat Chandler's restaurant.

Excluding the Flagship store, the target size for retail stores is 1,500 to 2,000 square feet. The average store size for the 101 retail stores, excluding the Flagship store, at the end of 1999 was 1,612 square feet. These stores are designed with a warm, home-like atmosphere to attract customers and provide a convenient and enjoyable shopping experience. Each store has candle displays sorted by color, fragrance type and product category. The store design uses rich wood and other traditional elements to convey a high quality image that complements our product and company identity. The display fixtures hold sufficient inventory to support fast turning sales at peak season. These stores, depending on store size, generally offer between 120 - 150 fragrances. A typical retail store has 1,000 SKU's of candles and 300 SKU's of candle accessories.

Superior customer service and a knowledgeable employee base are key elements of Yankee Candle's retail store operations. The Company emphasizes formal employee training, particularly with respect to product quality, candle manufacturing and the heritage of Yankee Candle. The Company has a well developed, 14-day training program for managers and assistant managers and an 8-hour training program for sales associates. High customer service is an integral part of the Company's ongoing success, and each store is responsible for implementing and maintaining these customer service standards.


Direct Mail Catalog and Internet

The Company also markets its products through direct mail catalogs and its Internet website. The direct mail catalog, which is currently only sent to existing customers, features wholesale product, specialty retail product and candle accessories. The Company has typically sent out five or six catalogs per year. The Internet website, WWW.YANKEECANDLE.COM, was introduced as an informational site in 1996 and upgraded for retail transactions in 1997. The site provides information regarding the South Deerfield Flagship store, Yankee Candle's history and on-line purchasing of Yankee Candle products. The Company plans to continue to develop and enhance its Internet capabilities.

NEW PRODUCT DEVELOPMENT

Yankee Candle has a long history as a product and market innovator in the premium candle segment of the giftware industry. The Company has a strong in-house product design and development team comprised of artists, fragrance specialists, designers, packagers and buyers who work collaboratively to design new products that are attractive to customers and can be manufactured cost-effectively. A typical new product introduction, from the initial fragrance selection and label design to production and distribution, is completed in less than one year. Yankee Candle introduced 14 new fragrances during 1999. Other new product ideas include new product sizes, new packaging and variations of existing fragrances.

MANUFACTURING

Approximately 90% of Yankee Candle's sales are generated by products manufactured in the Company's 294,000 square foot facility in Whately, Massachusetts. As a manufacturer, the Company is able to closely monitor product quality and control production costs, which ensures high quality products and maintains affordable pricing. Products are manufactured using filled, molded, extruded, compressed or dipped manufacturing methods. Yankee Candle uses high quality fragrances, premium grade, highly refined paraffin waxes, and superior wicks and dyes to create premium products. The Company's manufacturing processes are designed to ensure the highest quality and quantity of candle fragrance, wick quality and placement, color, fill level, shelf life and burn rate. The Company is continuously engaged in efforts to maximize quality and reduce costs by using efficient production and distribution methods and technological advancements.

SUPPLIERS

The Company maintains strong, established relationships with its principal fragrance and petroleum-based wax suppliers. The Company believes it uses the highest-quality suppliers in the industry and maintains back-up suppliers who are able to provide services and materials of similar quality. Yankee Candle has been in the business of manufacturing premium scented candles for many years and is therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. The Company has developed, jointly with its suppliers, several proprietary fragrances, which are exclusive to Yankee Candle. Raw materials used in the manufacturing process, including wax, glassware, hutches and packaging materials are readily available from multiple sources at comparable prices. In 1999, no single supplier represented 10% or more of Yankee Candle's total cost of goods sold, except for ARC International, the Company's glassware vendor, which represented 14% of total cost of goods sold.

DISTRIBUTION

Yankee Candle currently operates four distribution facilities to supply product to wholesale and retail locations. Two are located within a four-mile radius in Deerfield and Whately, Massachusetts, one in Salt Lake City, Utah and one in Bristol, England. Computer systems are utilized in each facility for efficient order processing and inventory management and accuracy. The Company's distribution centers maintain inventory levels that allow for the timely fulfillment of orders at high fill rates. Since the distribution centers maintain backup inventory, store level inventory requirements at wholesale and retail locations are reduced. Yankee Candle's square footage requirements for its retail locations are therefore also lessened, which reduces rental costs.

Products sold by Yankee Candle in the United States are generally shipped by freight carriers. The Company also operates a small number of trucks primarily used to ship products to select Company-operated retail stores.

The Company plans to expand its Salt Lake City distribution center by 60,000 square feet during 2000 and open a new 250,000 square feet distribution center in Deerfield, Massachusetts by early 2001. The new 250,000 square foot Deerfield, Massachusetts facility will allow the Company to subsequently convert the approximately 100,000 square feet of existing distribution space in Whately, Massachusetts to manufacturing use.

INTELLECTUAL PROPERTY

Yankee Candle has obtained 36 U.S. trademark registrations, including Yankee(R) (for candles),Yankee Candle(R), Housewarmer(R), Samplers(R), Wax Potpourri Tarts(R), Country Kitchen(R) and Kindle Candles(R), and has pending several additional trademark applications with respect to its products. Trademark registrations allow the Company to use those trademarks on an exclusive basis in connection with its products. These registrations are in addition to various copyright registrations and patents held by the Company, and all trademark, copyright and other intellectual property rights of the Company under statutory and common law, including those rights relating to the Company's distinctive "trade dress." The Company believes its trademarks and intellectual property rights are valuable assets and intends to maintain and renew its trademarks and their registrations and vigorously defend them and all of the Company's intellectual property rights from and against infringement. The Company also registers certain of its trademarks in various foreign countries.

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state, local and foreign laws and regulations governing the generation, storage, use, emission, discharge, transportation and disposal of hazardous materials and the health and safety of its employees. In addition, the Company is subject to environmental laws which may require investigation and cleanup of any contamination at facilities it owns or operates or at third party waste disposal sites it uses. These laws could impose liability even if the Company did not know of, or was not responsible for, the contamination.

Yankee Candle has in the past and will in the future incur costs to comply with environmental laws. The Company is not, however, currently aware of any costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of its facilities or any third party waste disposal sites, that are expected to have a material adverse effect on its operations, cash flow or financial condition. It is possible, however, that material environmental costs or liabilities may arise in the future.

COMPETITION

Yankee Candle competes generally for the disposable income of consumers with other products in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. Yankee Candle products compete with other scented and unscented candle products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. The principal bases of competition for candles and other comparably priced giftware include brand loyalty, quality, perceived value, design, product display, consumer appeal, service and price.

Yankee Candle's competitors include candle manufacturers and a variety of retail formats such as specialty candle stores, gift and houseware retailers, department stores, mass market stores and mail order houses. Some of these competitors are part of large, diversified companies having greater financial resources and a wider range of product offerings than Yankee Candle.

EMPLOYEES

As of January 1, 2000, Yankee Candle employed approximately 3,300 associates, approximately 1,950 of whom were employed full-time. The Company is not subject to any collective bargaining agreements and believes its relationship with its associates to be good. The Company has also hired seasonal workers to supplement its labor force during the peak selling season.

ITEM 2.  PROPERTIES


Yankee Candle owns facilities totaling 537,600 square feet, located on 82 acres, within a four mile radius in Deerfield and Whately, Massachusetts, as described in the table below:


TYPE OF FACILITY                                                     LOCATION                                  SIZE
----------------                                                     --------                                  ----

Manufacturing, distribution and offices                              Whately, Mass.                          294,000 sq. ft.
Flagship retail store, car museum and restaurant                     South Deerfield, Mass.                   90,000 sq. ft.
Warehouse and distribution center                                    South Deerfield, Mass.                   60,000 sq. ft.
Administrative offices                                               South Deerfield, Mass.                   48,000 sq. ft.
Marketing and design building                                        Whately, Mass.                           16,000 sq. ft.
Employee health and fitness center                                   South Deerfield, Mass.                   12,000 sq. ft.
Administrative offices                                               South Deerfield, Mass.                   11,000 sq. ft.
Wholesale telemarketing                                              South Deerfield, Mass.                    6,600 sq. ft.

The Company leases a 27,000 square foot distribution facility in Bristol, England and a 100,000 square foot distribution facility in Salt Lake City, Utah. The Company intends to lease an additional 60,000 square feet of distribution space at the Utah facility, which it expects to occupy in 2000.

In addition, the Company plans to expand into a new 75,000 square foot office building and a 250,000 square foot distribution center near its flagship store in South Deerfield, Mass. These facilities, which will be leased, are expected to be completed by early 2001. When operational, the new distribution center will allow the Company to convert the approximately 100,000 square feet of existing distribution space in Whately, Massachusetts to manufacturing use.

The Company believes that these facilities are suitable and adequate and have sufficient capacity to meet its current needs.

Other than the South Deerfield flagship store and three smaller retail locations, the Company leases its other retail stores. Initial store leases for mall locations range from eight to ten years. For non-mall locations, most leases are five years, with a five-year renewal option. Retail stores were located in the following states as of January 1, 2000:

                                                         STORE COUNT
                                                         -----------
STATE                                  MALL                NON-MALL               TOTAL
-----                                  ----                --------               -----
ARIZONA                                 1                                           1
CALIFORNIA                              6                                           6
COLORADO                                2                                           2
CONNECTICUT                             5                     2                     7
FLORIDA                                 4                     1                     5
GEORGIA                                 2                                           2
ILLINOIS                                                      1                     1
INDIANA                                 1                                           1
KANSAS                                  1                                           1
KENTUCKY                                1                                           1
MAINE                                                         2                     2
MARYLAND                                3                     3                     6
MASSACHUSETTS                           6                     9                    15
MICHIGAN                                3                                           3
MINNESOTA                               2                                           2
NEVADA                                  1                                           1
NEW HAMPSHIRE                           2                     1                     3
NEW JERSEY                              6                                           6
NEW YORK                               10                     1                    11
NORTH CAROLINA                          3                                           3
OHIO                                    4                                           4
PENNSYLVANIA                            1                     1                     2
RHODE ISLAND                            1                     2                     3
SOUTH CAROLINA                          1                     2                     3
TENNESSEE                               1                                           1
TEXAS                                   1                                           1
UTAH                                                          1                     1
VERMONT                                                       2                     2
VIRGINIA                                3                     1                     4
WASHINGTON                              2                                           2

TOTALS - 30 STATES                     73                    29                   102


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved from time to time in ordinary routine legal proceedings relating to its business. In the opinion of the Company's management, existing litigation will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting will be held on June 1, 2000. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 1, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of all executive officers of the Company.


Name                                     Age          Position
----                                     ---          --------

Michael J. Kittredge                     48           Chairman of the Board

Michael D. Parry                         48           President, Chief Executive Officer

Robert R. Spellman                       52           Senior Vice President of Finance and Chief Financial Officer

Gail M. Flood                            40           Senior Vice President of Retail Operations

Stephen T. Williams                      49           Senior Vice President of Wholesale Operations

MICHAEL J. KITTREDGE is the Chairman of the Board. Mr. Kittredge is the founder of Yankee Candle. He served as a Director until April 1998. Mr. Kittredge was appointed a Director of Yankee Candle Holdings in July 1998 and reappointed a Director of Yankee Candle in April 1999. He has been honored several times by the United States Small Business Administration (S.B.A.), once in 1985 as the winner of the "Entrepreneurial Success Award," and again in 1986 as the "Businessman of the Year" for Massachusetts and the New England region. In 1996, Mr. Kittredge received USA Today's and Ernst & Young's Retail Entrepreneur of the Year Award.

MICHAEL D. PARRY is a Director, the President and Chief Executive Officer. Mr. Parry joined Yankee Candle in 1982 as General Manager, and was appointed Vice President in January 1989 and President in July 1996. Mr. Parry has served as a Director of Yankee Candle since May 1998 and a Director of Yankee Candle Holdings since July 1998. He was promoted to his current position of Chief Executive Officer in November 1998. Since 1989, he has been in charge of all of the Company's operations including general oversight of wholesale and retail activities and manufacturing and distribution.

ROBERT R. SPELLMAN is the Senior Vice President of Finance and Chief Financial Officer. Prior to joining Yankee Candle in November 1998, Mr. Spellman was Senior Vice President of Finance of Staples, Inc. from 1988 through 1994, and Chief Financial Officer of Star Markets Company, Inc. from 1994 through 1998.

GAIL M. FLOOD is the Senior Vice President of Retail Operations. Ms. Flood joined Yankee Candle in 1982 as Retail Store Manager. Since 1988, she has been in charge of the Company's retail operations. She was appointed Vice President of Retail Operations in July 1996, and promoted to her current position in November 1998.

STEPHEN T. WILLIAMS is the Senior Vice President of Wholesale Operations. Mr. Williams joined Yankee Candle in 1982, and held a number of different positions in a variety of areas including Production, Packaging and Shipping prior to being appointed National Sales Manager in 1987. In July 1996, Mr. Williams was made Vice President of Wholesale Operations, and was promoted to Senior Vice President in November 1998. Since 1987, he has been in charge of the Company's wholesale operations.

There are no family relationships among any of the executive officers.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "YCC". For the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange
- Composite Transaction Reporting System were as follows:

Fifty-two Weeks Ended January 1, 2000            High                Low
-------------------------------------            ----                ---
First Quarter                                      N/A                N/A
Second Quarter                                  $24.25             $18.00
Third Quarter                                    24.63              16.50
Fourth Quarter                                   19.75              14.19

There were 165 holders of record of the Company's common stock as of March 16, 2000. The closing price per share of the Company's common stock as of March 16, 2000, as reported under the New York Stock Exchange - Composite Transaction Reporting System, was $14.88.

DIVIDENDS

The Company does not intend to pay any cash dividends in the foreseeable future but instead intends to retain earnings, if any, for the future operation of the business. Any determination to pay dividends in the future will be at the discretion of the board of directors and will be dependent upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by the board of directors. It should further be noted that under the terms of the existing credit agreement dated July 7, 1999, the Company is limited in its ability to declare or pay cash dividends on its common stock. Future indebtedness may also prohibit or restrict the Company's ability to pay dividends and make distributions to stockholders.

USE OF PROCEEDS

In July 1999, the Company sold 6 million shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange under the symbol YCC. The net proceeds to the Company, after deducting underwriting fees and other expenses, were approximately $97 million. On July 7, 1999, the Company used these proceeds, together with $220 million of bank borrowings under a new credit facility (described below) and available cash, to redeem $320 million aggregate principal amount of outstanding subordinated debentures. All of the net proceeds were used.

SALES OF UNREGISTERED SECURITIES

None

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial and other data that follows should be read in conjunction with the "Consolidated Financial Statements", the accompanying notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. The historical financial data as of December 31, 1997 and 1998 and for the fifty-two weeks ended January 1, 2000 have been derived from the audited consolidated financial statements and the accompanying notes included in this document at
Item 8. The
historical financial data as of December 31, 1995 and 1996 have been derived from audited financial statements for the corresponding period, which are not contained in this document.

Before its recapitalization on April 27, 1998, the Company was an S corporation for federal and state income tax purposes. As a result, taxable earnings were taxed directly to the then existing sole stockholder. Since the 1998 recapitalization, the Company has been a C corporation subject to federal and state income taxes.

The data set forth for the following items assumes that the Company was subject to federal and state income taxes and was taxed as a C corporation at the effective tax rates that would have applied for all periods:

   -  Pro forma provision (benefit) for income taxes,

   -  Pro forma net income (loss), and

   -  Pro forma earnings per share (basic and diluted).


                                                                                                        FIFTY TWO
                                                                                                       WEEKS ENDED
                                                                YEAR ENDED DECEMBER 31                  JANUARY 1,
                                                    1995          1996          1997          1998         2000

STATEMENT OF OPERATIONS DATA                                (Dollars in Thousands, Except Per Share Data)


Net sales                                          $94,777      $112,199      $144,103      $184,477      $256,573
Cost of goods sold                                  45,724        53,207        62,069        79,105       109,617
                                                   -------      --------      --------      --------      --------

Gross profit                                        49,053        58,992        82,034       105,372       146,956
Selling expenses                                    19,789        23,224        26,935        30,546        44,547
General and administrative expenses                 15,450        21,687        27,031        19,753        26,023
Bonus related to the Recapitalization                   --            --            --        61,263            --
                                                   -------       -------      --------      --------      --------

Income (loss) from operations                       13,814        14,061        28,068        (6,190)       76,386
Interest income                                        (49)         (165)         (151)         (219)         (627)
Interest expense                                     1,824         1,913         2,154        16,268        19,972
Other (income) expense                               1,168           221           334           737          (116)
                                                   -------       -------      --------      --------      --------
Income (loss) before provision for
  income taxes                                      10,871        12,092        25,731       (22,976)       57,158
Provision for income taxes                             316           410         1,360         9,656        22,863
                                                   -------       -------      --------      --------      --------

Income (loss) before extraordinary loss on
  early extinguishment of debt                      10,555        11,682        24,371       (32,632)       34,295

Extraordinary loss on early extinguishment
  of debt                                               --            --            --            --         3,162
                                                   -------      --------      --------      --------      --------

Net income                                         $10,555      $ 11,682      $ 24,371      $(32,632)     $ 31,133
                                                   -------      --------      --------      --------      --------
BASIC EARNINGS PER SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            $  0.11      $   0.12      $   0.25      $  (0.51)     $   0.69
                                                   =======      ========      ========      ========      ========
NET INCOME (LOSS)                                  $  0.11      $   0.12      $   0.25      $  (0.51)     $   0.62
                                                   =======      ========      ========      ========      ========

DILUTED EARNINGS PER SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            $  0.11      $   0.12      $   0.25      $  (0.51)     $   0.66
                                                   =======      ========      ========      ========      ========
NET INCOME (LOSS)                                  $  0.11      $   0.12      $   0.25      $  (0.51)     $   0.60
                                                   =======      ========      ========      ========      ========
Pro forma provision (benefit) from income
  taxes                                              4,115         4,830        10,686        (8,731)
                                                   -------      --------      --------      --------

Pro forma net income (loss)                        $ 6,756      $  7,262      $ 15,045      $(14,245)
                                                   =======      ========      ========      ========

Pro forma basic earnings (loss) per share          $  0.07      $   0.07      $   0.15      $  (0.22)
Pro forma diluted earnings (loss) per share        $  0.07      $   0.07      $   0.15      $  (0.22)

OTHER DATA
Number of retail stores (at period end)                 26            34            47            62           102
Gross profit margin                                   51.8%         52.6%         56.9%         57.1%         57.3%
Adjusted EBITDA margin (1)                            24.4%         24.5%         29.2%         32.1%         31.6%
Depreciation and amortization                      $ 2,186      $  3,094      $  3,581      $  4,662      $  6,709
Capital expenditures                                10,845        10,076         9,173         9,433        22,749


CASH FLOW DATA
EBITDA (2)                                         $14,832      $ 16,934      $ 31,315      $ (2,865)     $ 82,237
Adjusted EBITDA (3)                                 23,156        27,451        42,139        59,251        83,150
Net cash flows from operating activities             9,298        17,230        30,035       (11,578)       55,430
Net cash flows from investing activities           (11,214)      (10,987)       (9,961)       (9,305)      (22,676)
Net cash flows from financing activities             3,944        (9,112)      (13,541)       43,917       (39,683)


BALANCE SHEET DATA
Cash and cash equivalents                          $ 3,713      $    844      $  7,377      $ 30,411      $ 23,569
Working capital (excluding cash and cash
  equivalents)                                       4,977         1,817       (12,487)          594       (25,269)
Total assets                                        56,397        59,550        73,096       275,345       286,474
Total debt                                          18,018        12,045        25,264       320,000       187,568
Total stockholders' equity (deficit)                28,623        37,180        34,791       (68,591)       61,435


(1) Adjusted EBITDA margin reflects adjusted EBITDA as a percentage of net sales.

(2) EBITDA represents earnings before interest, income taxes, depreciation and amortization. For this purpose, amortization does not include amortization of deferred financing costs of $974 in 1999 and $600 in 1998, which amounts are included in interest expense. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(3) Adjusted EBITDA reflects adjustments to eliminate (a) the bonus of $61,263 in 1998 related to the 1998 recapitalization, (b) other (income) expense,
     (c) non-cash stock based compensation, and (d) compensation and benefits, net of current annual compensation and benefits of $338 paid to the former sole stockholder of the S corporation of $10,296 and $10,490 for 1996 and 1997, respectively. The comparable amount was $7,156 in 1995. Adjusted EBITDA does not reflect adjustments to eliminate commissions paid through March 1998 to independent manufacturer representatives, which were replaced by a direct sales force. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 ("1999") COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 ("1998")

NET SALES. Net sales increased 39.1% to $256.6 million in 1999 from $184.5 million in 1998. This growth was achieved by increasing the number of retail stores, from 62 to 102, and increasing sales in existing retail stores and to wholesale customers.

Wholesale sales, including European operations, increased 29.1% to $133.4 million from $103.3 million for 1998. This growth was achieved primarily by increasing sales to existing customers. The Company believes this wholesale sales growth has been and will continue to be positively impacted by increased promotional spending, the addition of new wholesale locations and the continued growth of its European operations.

Retail sales increased 51.7% to $123.2 million in 1999 from $81.2 million for 1998. This growth was achieved through the addition of 40 new stores, increased sales in existing stores and increased sales in mailorder operations. Comparable store sales in 1999 increased 14.8% over 1998. There were 60 stores included in our comparable store base at the end of 1999, and 13 of these stores were included for less than a full year.

GROSS PROFIT. Gross profit increased 39.5% to $147.0 million in 1999 from $105.4 million in 1998. This increase was almost entirely attributable to the increase in sales. As a percentage of sales, gross profit was relatively consistent from year to year, increasing slightly to 57.3% in 1999 from 57.1% in 1998. The Company continued to make significant investments in manufacturing operations in 1999 and anticipates benefits from these investments in 2000 and future years.

SELLING EXPENSES. Selling expenses increased 45.9% to $44.5 million in 1999 from $30.5 million in 1998. These expenses are related to both wholesale and retail operations and consist of payroll, advertising, occupancy and other operating costs. The 1998 amount also includes approximately $2 million of commissions paid to independent manufacturer representatives which amount was paid in the first quarter of 1998 and concluded the Company's relationships with independent manufacturer representatives. Excluding the commissions paid to independent manufacturer representatives, selling expenses increased 56.1% to $44.5 million in 1999 from $28.5 million in 1998. As a percentage of sales, selling expenses, excluding commissions paid to independent manufacturer representatives, were 17.3% in 1999 and 15.4% in 1998. The primary factor behind the increase in selling expense in dollars and as a percentage of sales was the increase in the number of retail stores operated by the Company. Retail sales, which have higher selling expenses as a percentage of sales than wholesale sales, represented 48.0% of total sales in 1999 compared to 44.0% in 1998. The number of retail stores increased from 62 in 1998 to 102 in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 31.3% to $26.0 million in 1999 from $19.8 million in 1998. This increase was primarily caused by investments in building the organizational infrastructure. The Company also had non-cash compensation expenses of $1.0 million in 1999 compared to $116,000 in 1998 related to certain share and option awards. The Company anticipates that such non-cash compensation charges will diminish in the future as these below-market awards fully amortize. The Company does not intend to issue such below-market awards in the future.

INCOME (LOSS) FROM OPERATIONS. Income from operations was $76.4 million for 1999. This compares to a loss from operations of $6.2 million in 1998. The 1998 figure includes a non-recurring bonus charge of $61.3 million related to the 1998 recapitalization. Excluding this charge, the Company would have reported operating income of $55.1 million in 1998.

OPERATING MARGINS. Operating margins for wholesale operations, including Europe, were $59.4 million or 44.5% of wholesale sales in 1999 compared to $45.1 million or 43.7% of wholesale sales in 1998. The wholesale operating margin increase was largely attributable to the leveraging of selling expenses on the higher 1999 sales. Operating margins for retail operations were $43.1 million or 35.0% of retail sales in 1999 compared to $29.7 million or 36.6% of retail sales in 1998. The retail operating margin decrease was primarily attributable to the lower operating margin contribution rate of the 40 new stores opened during 1999. New stores typically generate lower operating margin contribution rates than stores that have been open for more than one year since fixed costs, as a percentage of sales, are higher during the early sales maturation period and since preopening costs are fully expensed in the year of opening. The 40 new stores opened during 1999 exceeded the number of new stores opened during the prior three years combined.

NET OTHER INCOME (EXPENSE). Net other expense was $19.2 million in 1999 compared to $16.8 million in 1998. The primary component of this expense was interest expense, which was $20.0 million in 1999 compared to $16.3 million in 1998. Interest expense is higher in 1999 because borrowings made pursuant to the 1998 Recapitalization did not occur until April, 1998. Management anticipates that interest expense for 2000 will be something less than that seen in 1999 because the Company used proceeds from the 1999 public offering together with $220 million of bank borrowings under a new credit facility and available cash to redeem $320 million aggregate principal amount of outstanding subordinated debentures. The new credit agreement provides for a maximum borrowing of $300 million and consists of a revolving credit facility for $150 million and a term loan for $150 million.

INCOME TAXES. The income tax provision for 1999 was $22.9 million compared to $9.7 million for 1998. The 1999 tax provision reflects the Company's current effective tax rate of approximately 40%. The effective tax rate in 1998 is quite different. The Company was an S corporation until the 1998 recapitalization and was only required to pay taxes at the state level. All other income taxes were paid directly by the sole stockholder. In 1998, the Company reported a pre-tax loss because of the bonus related to the 1998 recapitalization. The sole stockholder received the benefit of that deduction. Starting in May 1998, The Company was taxed as a regular corporation. The tax provision of $9.7 million applies to pre-tax income from the date of the 1998 recapitalization to the end of the year.

NET INCOME BEFORE EXTRAORDINARY ITEM. Net income before extraordinary item for 1999 was $34.3 million compared to a net loss of $32.6 in 1998, which included the $61.3 million non-recurring bonus charge for which no tax benefit could be realized. Excluding this charge, net income before extraordinary item for 1998 would have been $28.7 million.

NET INCOME. Net income for 1999 was $31.1 million compared to a net loss of $32.6 in 1998. Excluding the non-recurring bonus charge, net income for 1998 would have been $28.7 million.

DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

NET SALES. Net sales increased 28.0% to $184.5 million in 1998 from $144.1 million in 1997. This growth was achieved by increasing the number of retail stores, from 47 to 62, and increasing sales in existing retail stores and to wholesale customers.

Wholesale sales increased 21.7% to $103.3 million in 1998 from $84.9 million in 1997. This growth was achieved primarily by increasing sales to existing customers. The Company believes that this wholesale sales growth was also positively impacted by increased promotional spending, the addition of new wholesale locations and the transition from independent manufacturer representatives to an in-house direct sales force.

Retail sales increased 37.2% to $81.2 million in 1998 from $59.2 million in 1997. This growth was achieved through the addition of 15 new stores, increased sales in existing stores and increased sales in mailorder operations. Comparable store sales in 1998 increased 16.5% over 1997. There were 47 stores included in the comparable store base at the end of 1998, and 13 of these stores were included for less than a full year.

GROSS PROFIT. Gross profit increased 28.5% to $105.4 million in 1998 from $82.0 million in 1997. This increase was almost entirely attributable to the increase in sales. As a percentage of sales, gross profit was relatively consistent from year to year, increasing slightly to 57.1% in 1998 from 56.9% in 1997. The Company made significant investments in its manufacturing operations in 1998.

SELLING EXPENSES. Selling expenses increased 13.4% to $30.5 million in 1998 from $26.9 million in 1997. These expenses are related to both the wholesale and retail operations and consist of payroll, advertising, occupancy and other operating costs. These expenses also included commissions paid to independent manufacturer representatives. The Company commenced the transition from independent manufacturer representatives to an in-house direct sales force in 1997. Excluding the commission paid to independent manufacturer representatives, selling expenses increased 44.7% to $28.5 million in 1998 from $19.7 million in 1997 to support the Company's direct sales efforts on the wholesale side of the business as well as new retail stores. As a percentage of sales, selling expenses, excluding commissions paid to independent manufacturer representatives, were 15.4% in 1998 and 13.7% in 1997. The increase in selling expense in dollars and as a percentage of sales was primarily related to investment in the Company's in-house direct wholesale sales force and to the continued growth in the number of retail stores, which increased from 47 in 1997 to 62 in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, decreased 26.7% to $19.8 million in 1998 from $27.0 million in 1997. The decrease is entirely attributable to a decrease in compensation paid to the former sole stockholder. Excluding this compensation, general and administrative expenses increased 22.2% to $19.8 million, or 10.7% of sales, in 1998 from $16.2 million, or 11.2% of sales, in 1997. This increase was primarily caused by post-recapitalization consulting expenses of $1.8 million related to systems and growth strategy, and to investments in building the organizational infrastructure. The Company also had non-cash compensation expenses of $116,000 in 1998 related to certain share and option awards.

BONUS RELATED TO 1998 RECAPITALIZATION. Bonus payments are reflected as a separate cost within operating expenses and totaled $61.3 million. These payments were made to selected members of management and were wholly related to the 1998 recapitalization and are non-recurring in nature.

INCOME (LOSS) FROM OPERATIONS. Due to the non-recurring bonus charge, the Company incurred a loss from operations of $6.2 million for 1998. This compares to income from operations of $28.1 million in 1997. Excluding the non-recurring bonus charge, the Company would have reported operating income of $55.1 million in 1998.

OPERATING MARGINS. Operating margins for wholesale operations were $45.1 million or 43.7% of wholesale sales in 1998 compared to $31.2 million or 36.7% of wholesale sales in 1997. The wholesale operating margin increase was primarily attributable to the expense savings realized from the transition from independent manufacturer representatives to an in-house direct sales force. Operating margins for retail operations were $29.7 million or 36.6% of retail sales in 1998 compared to $23.9 million or 40.4% of retail sales in 1997. The retail operating margin decrease was primarily attributable to the lower operating margin contribution rate of the 15 new stores opened during 1998. New stores typically generate lower operating margin contribution rates than stores that have been open for more than one year since fixed costs, as a percentage of sales, are higher during the early sales maturation period and since preopening costs are fully expensed in the year of opening.

NET OTHER INCOME (EXPENSE). Net other expense was $16.8 million in 1998 compared to $2.3 million in 1997. The primary component of this expense was interest expense which was $16.3 million in 1998 and $2.2 million in 1997. In connection with the 1998 recapitalization, the Company borrowed $320.0 million, which resulted in significantly higher interest expense in 1998.

INCOME TAXES. The income tax provision for 1998 was $9.7 million despite the pre-tax loss. This contrasts to a provision of $1.4 million on significant financial statement profits in 1997. The Company was an S corporation until the 1998 recapitalization and was only required to pay taxes at the state level. All other income taxes were paid directly by the sole stockholder. In 1998, the Company reported a pre-tax loss because of the bonus charge described above under "--Bonus related to 1998 recapitalization." The sole stockholder received the benefit of that deduction. Starting in May 1998, the Company was taxed as a regular corporation. The tax provision of $9.7 million applies to pre-tax income from the date of the 1998 recapitalization to the end of the year.

NET INCOME. The net loss for 1998 was $32.6 million, which included the $61.3 million non-recurring bonus charge for which no tax benefit could be realized. Excluding this charge, net income for 1998 would have been $28.7 million. If the 1997 net income of $24.4 million were restated to reflect pro forma income tax, net income for 1997 would have been $15.0 million.

LIQUIDITY AND CAPITAL RESOURCES


The Company has consistently generated positive cash flow from operations, excluding the $61.3 million non-recurring bonus charge in 1998. This positive cash flow has been sufficient, in the past, to allow the Company to grow its business. In 1997 and the first four months of 1998, the Company was an S corporation. Any excess cash was distributed to the sole stockholder either in the form of compensation or S corporation distributions. Those outflows totaled approximately $37.6 million in 1997 and $17.5 million in 1998, with the 1998 outflows occurring in the first four months. Subsequent to the C corporation conversion, no such distributions have been made. The absence of those distributions, combined with positive cash flow from operations, has facilitated the Company's growth and is expected to continue to do so.

Cash flow from operations totaled $30.0 million, ($11.6) million and $55.4 million in the years ended December 31, 1997 and 1998 and the fifty-two weeks ended January 1, 2000, respectively. The Company believes that the liquidity provided by operating cash flow can be better understood by reference to the Company's adjusted EBITDA. Adjusted EBITDA reflects the elimination of various items, unrelated to the Company's fundamental operating cash flow, from EBITDA. These items include the one-time special bonus paid at the time of the 1998 recapitalization and the significant amounts of compensation and benefits, net of current annual compensation and benefits, paid to the sole stockholder in years and periods prior to the 1998 recapitalization. It also eliminates non-cash stock based compensation and other income/expense items, which generally include gains or losses from sales of fixed assets and other discretionary non-operating cash flow items. Adjusted EBITDA totaled $42.1 million, $59.3 million and $83.2 million in the years ended December 31, 1997 and 1998 and the fifty-two weeks ended January 1, 2000, respectively.

The 1998 recapitalization resulted in a step up in basis of the Company's assets for tax purposes of approximately $462.0 million. This step up will reduce taxes after April 1998 by approximately $175.7 million. On an annual basis, this results in tax savings of approximately $11.7 million per year through 2013 assuming sufficient income to realize the full benefit of this deduction.

Capital expenditures in 1999 were $22.7 million, which included $10.1 million to open 40 new stores, $5.6 million for new manufacturing equipment to increase production volume and improve efficiency, $3.2 million in distribution operations, $1.6 million in information systems and $2.2 million in all other areas. The average capital expenditure for each new retail store was approximately $250,000. Total capital expenditures in 1997 and 1998 were $9.2 million and $9.4 million, respectively. There were 15 store openings in 1998 and 13 store openings in 1997.

The Company anticipates that capital expenditures in 2000 will total approximately $30.3 million. These funds will be spent primarily to open the 40 new stores currently planned for 2000, for new information systems, new manufacturing equipment and in distribution operations.

In July 1999, the Company sold 6 million shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange under the symbol YCC. The proceeds to the Company, after deducting underwriting fees and other expenses, were approximately $97 million. On July 7, 1999, the Company used these proceeds, together with $220 million of bank borrowings under a new credit facility (described below) and available cash, to redeem $320 million aggregate principal amount of outstanding subordinated debentures. The redemption of these subordinated debentures resulted in an extraordinary charge to the statement of operations of $3.2 million, net of tax. These charges related to the write-off of financing fees that had previously been deferred.

In July 1999, the Company entered into a new credit agreement with a consortium of banks (the "New Credit Agreement"). The New Credit Agreement provides for a maximum borrowing of $300 million and consists of a revolving credit facility for $150 million and a term loan for $150 million. The weighted-average interest rate at January 1, 2000 was 7.62%.

The New Credit Agreement matures on July 7, 2004, with any outstanding amounts due on that date; no payments of principal are due on the revolving credit facility until this maturity date. The term loan is payable in quarterly installments ranging from $7.5 million to $9.5 million in March, June, September and December of each year commencing on December 31, 1999. As of January 1, 2000, $45,068,000 was outstanding under the revolving credit facility, thus leaving $104,932,000 in availability under the New Credit Agreement.

The Company believes that cash flow from operations and funds available under the New Credit Agreement will be sufficient for its working capital needs, planned capital expenditures and debt service obligations for at least the next twelve months.

IMPACT OF INFLATION

The Company does not believe inflation has a significant impact on its operations. The prices of its products have not varied based on the movement of the consumer price index. The majority of the Company's material and labor costs are not materially affected by inflation.

FUTURE ACCOUNTING PRONOUNCEMENTS

The Company is required to adopt the provision of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" beginning December 31, 2000. This accounting standard requires the Company to identify derivative financial statements according to a complex definition and account for these instruments at fair value. The Company is beginning to assess the impact of this accounting standard on its financial statements, but, at this time, does not expect it to have a material impact on financial results.

YEAR 2000

The Company successfully implemented its Year 2000 ("Y2k") remediation plan for all affected information and non-information systems before December 31, 1999 at a cost of approximately $128,000. There were no material systems issues reported during the year 2000 transition. Based upon the foregoing, the Company does not believe that it will incur material costs or experience material disruptions to its business operations as a result of the Y2k issue.

FUTURE OPERATING RESULTS

As referenced above, there are a number of factors that might cause the Company's actual results to differ significantly from the results reflected by the forward-looking statements contained herein. In addition to factors generally affecting the political, economic and competitive conditions in the United States and abroad, such factors include those set forth below.

THE COMPANY MAY NOT BE ABLE TO GROW ITS BUSINESS AS PLANNED.

Yankee Candle intends to continue to pursue a business strategy of increasing sales and earnings by expanding its retail and wholesale operations both in the United States and internationally. The Company's retail growth strategy depends in large part on its ability to open new stores in both existing and new geographic markets. Since Yankee Candle's ability to implement its growth strategy successfully will be dependent in part on factors beyond its control, including changes in consumer preferences and in its competitive environment, the Company may not be able to achieve its planned growth or sustain its financial performance. Yankee Candle's ability to anticipate changes in the candle and giftware industries, and identify industry trends will be critical factors in its ability to remain competitive. The Company expects that, as it grows, it will become more difficult to maintain the Company's growth rate. The Company cannot give assurances that it will continue to grow at a rate comparable to Yankee Candle's historic growth rate or that its historic financial performance will continue as the Company grows.

THE COMPANY FACES SIGNIFICANT COMPETITION IN THE GIFTWARE INDUSTRY, WHICH COULD ADVERSELY AFFECT ITS FUTURE OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND ITS ABILITY TO CONTINUE TO GROW ITS BUSINESS.

Yankee Candle competes generally for the disposable income of consumers with other producers in the approximately $51 billion giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. Yankee Candle's products compete with other scented and unscented candle products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. The Company's retail stores compete with franchised candle store chains, specialty candle stores and gift and houseware retailers. Some of the Company's competitors are part of large, diversified companies which have greater financial resources and a wider range of product offerings than Yankee Candle does. This competitive environment could adversely affect the Company's future revenues and profits, financial condition and liquidity and its ability to continue to grow its business.

YANKEE CANDLE INCURRED INDEBTEDNESS IN CONNECTION WITH ITS 1998
RECAPITALIZATION, AND SERVICING ITS INDEBTEDNESS COULD REDUCE FUNDS AVAILABLE TO GROW ITS BUSINESS.

Although Yankee Candle believes that its cash flow from operations and its available financing should be sufficient to meet our anticipated requirements for growing the Company's business and servicing its debt, the Company's level of long-term indebtedness could reduce funds available to grow its business in the future.

YANKEE CANDLE'S SUCCESS DEPENDS ON ITS SENIOR EXECUTIVE OFFICERS, THE LOSS OF WHOM COULD DISRUPT THE COMPANY'S BUSINESS.

The Company's success is substantially dependent upon the retention of its senior executive officers. Yankee Candle does not have employment agreements with any of its senior executive officers, except its Chief Financial Officer. If the Company's senior executive officers become unable or unwilling to participate in the business of Yankee Candle, its future business and financial performance could be materially affected.

BECAUSE YANKEE CANDLE IS NOT A DIVERSIFIED COMPANY AND IS DEPENDENT UPON ONE INDUSTRY, YANKEE CANDLE HAS LESS FLEXIBILITY IN REACTING TO UNFAVORABLE CONSUMER TRENDS, ADVERSE ECONOMIC CONDITIONS OR BUSINESS CYCLES.


THE LOSS OF THE COMPANY'S MANUFACTURING FACILITY WOULD DISRUPT ITS OPERATIONS.

Yankee Candle relies exclusively on its manufacturing facility in Whately, Massachusetts to produce its candle products. Because most of its machinery is designed or customized by Yankee Candle to manufacture its products, and because the Company has strict quality control standards for its products, the loss of its manufacturing facility, due to natural disaster or otherwise, would materially affect the Company's operations. Although Yankee Candle's manufacturing facility is adequately insured, the Company believes it would take a minimum of nine months to replace the plant and machinery to a level equivalent to their current level of production and quality control standards.

THE COMPANY MAY EXPERIENCE A DECLINE IN ITS RETAIL COMPARABLE STORE SALES, WHICH COULD CAUSE THE PRICE OF ITS COMMON STOCK TO DROP.

Comparable store sales from the Company's retail business have contributed significantly to Yankee Candle's overall sales growth. The Company's retail comparable store sales could be adversely impacted by competition or Yankee Candle's inability to execute its business strategy. If the Company's retail comparable store sales declined for any reason, Yankee Candle could experience a loss in its revenues and income, which could lower the price of the Company's common stock.

SEASONAL AND QUARTERLY FLUCTUATIONS IN THE COMPANY'S BUSINESS COULD AFFECT THE MARKET FOR ITS COMMON STOCK.

Yankee Candle's revenues and operating results vary from quarter to quarter. The Company has historically realized higher revenues and operating income in its fourth quarter, particularly in its retail business, which is becoming a larger portion of the Company's sales. Yankee Candle believes that this has been due primarily to an increase in giftware industry sales during the holiday season of the fourth quarter. As a result of this seasonality, the Company believes that quarter to quarter comparisons of its operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, Yankee Candle may also experience quarterly fluctuations in its revenues and income depending on how many new retail stores the Company opens in a particular quarter. These quarterly fluctuations that Yankee Candle may report in the future may not match the expectations of market analysts and investors. This could cause the trading price of the Company's common stock to fluctuate.

YANKEE CANDLE IS CONTROLLED BY FORSTMANN LITTLE & CO. AND THE COMPANY'S MANAGEMENT, WHOSE INTERESTS MAY CONFLICT WITH THOSE OF OTHER STOCKHOLDERS.

Partnerships affiliated with Forstmann Little & Co. and Yankee Candle's management together own approximately 74% of the Company's outstanding common stock and control the Company. Accordingly, they are able to:

-    elect the Company's entire board of directors,

-    control the Company's management and policies, and

- determine, without the consent of the Company's other stockholders, the outcome of any corporate transaction or other matter submitted to the Company's stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets.

They are also able to prevent or cause a change in control of Yankee Candle and are able to amend the Company's Articles of Organization and By-Laws at any time. The interests of the Forstmann Little partnerships and the Company's management also may conflict with the interests of the other holders of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's market risks relate primarily to changes in interest rates. It bears this risk in two specific ways. First, it has debt outstanding. At the end of 1999, the Company had $187.6 million outstanding under its New Credit Agreement, which bears interest at variable rates. Because the new facility carries a variable interest rate pegged to market indices, the Company's statement of operations and statement of cash flows will be exposed to changes in interest rates. A 1.00% increase or decrease in current market interest rates would have the effect of causing a $1.9 million additional pre-tax charge or credit to the statement of operations. This facility is intended to fund operating needs if necessary.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. Government securities. These are considered to be cash equivalents and are shown that way on the Company's balance sheet. The balance of such securities at January 1, 2000 was approximately $18.2 million. Earnings from cash equivalents totaled $627,000 for the fifty-two weeks ended January 1, 2000. A 1.00% increase or decrease in current market interest rates would have the effect of causing a $182,000 additional pre-tax charge or credit to the statement of operations.

The Company buys a variety of raw materials for inclusion in its products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum-based product. However, its market price has not historically fluctuated with the movement of oil prices. Rather, over the past five years wax prices have generally moved with inflation.

At this point in time, operations outside of the United States are immaterial. Accordingly, the Company is not exposed to substantial risks arising from foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT


Board of Directors
The Yankee Candle Company, Inc.
Whately, Massachusetts

We have audited the accompanying consolidated balance sheets of The Yankee Candle Company, Inc. and subsidiaries as of December 31, 1998 and January 1, 2000, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1998 and the fifty-two weeks ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Yankee Candle Company, Inc. and subsidiaries as of December 31, 1998 and January 1, 2000 and the results of their operations and their cash flows for the year ended December 31, 1998 and the fifty-two weeks ended January 1, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche, LLP

Boston, Massachusetts
February 14, 2000

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors
The Yankee Candle Company, Inc.

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of The Yankee Candle Company, Inc. for the year ended December 31, 1997. Our audit also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Yankee Candle Company, Inc. for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young LLP


Boston, Massachusetts
March 6, 1998, except as to the fourth and fifth paragraphs of Note 1, as to which the date is June 30, 1999.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


ASSETS                                              DECEMBER 31,      JANUARY 1,
                                                       1998              2000
CURRENT ASSETS:
  Cash and cash equivalents                          $ 30,411         $ 23,569
  Accounts receivable, less allowance of $450
    at December 31, 1998 and $325 at
    January 1, 2000                                     8,546           13,311
  Inventory                                            12,482           21,994
  Prepaid expenses and other current assets               855            3,176
  Deferred tax assets                                   1,542            1,852
                                                     --------         --------
           Total current assets                        53,836           63,902

PROPERTY, PLANT AND EQUIPMENT -  NET                   48,315           65,217

MARKETABLE SECURITIES                                     856              816

CLASSIC VEHICLES                                          874              874

DEFERRED FINANCING COSTS                                6,566            5,093

DEFERRED TAX ASSETS                                   164,474          150,249

OTHER ASSETS                                              424              323
                                                     --------         --------
TOTAL ASSETS                                         $275,345         $286,474
                                                     ========         ========

--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                DECEMBER 31,      JANUARY 1,
  (DEFICIT)                                            1998              2000

CURRENT LIABILITIES:
  Accounts payable                                  $  13,287        $  14,662
  Accrued interest                                      1,895            3,186
  Accrued payroll                                       4,768            6,508
  Accrued income taxes                                     --            5,635
  Other accrued liabilities                             2,881            5,611
  Current portion of long-term debt                        --           30,000
                                                    ---------        ---------

           Total current liabilities                   22,831           65,602

DEFERRED COMPENSATION OBLIGATION                        1,004              927

LONG-TERM DEBT  Less current portion                  320,000          157,568

DEFERRED RENT                                             101              942

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01, par value, 300,000
     shares authorized; 104,059 issued;
     48,445 and 54,499 shares
     outstanding at December 31, 1998 and
     January 1, 2000, respectively                        980            1,041
  Additional paid-in capital                          126,610          224,483
  Treasury stock                                     (212,448)        (212,988)
  Retained earnings                                    19,048           50,181
  Capital subscription receivable                      (1,084)              --
  Unearned stock compensation                          (1,698)          (1,235)
  Accumulated other comprehensive income (loss)             1              (47)
                                                    ---------        ---------

         Total stockholders equity (deficit)          (68,591)          61,435
                                                    ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                  $ 275,345        $ 286,474
                                                    =========        =========

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1998 AND FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                              FIFTY-TWO
                                                                   YEAR ENDED                WEEKS ENDED
                                                                  DECEMBER 31,                JANUARY 1,
                                                              1997            1998               2000

NET SALES                                                   $144,103        $184,477           $256,573

COST OF SALES                                                 62,069          79,105            109,617
                                                            --------        --------           --------

GROSS PROFIT                                                  82,034         105,372            146,956
                                                            --------        --------           --------

OPERATING EXPENSES:
  Selling expenses                                            26,935          30,546             44,547
  General and administrative expenses                         27,031          19,753             26,023
  Bonus related to the recapitalization                           --          61,263                 --
                                                            --------        --------           --------

            Total operating expenses                          53,966         111,562             70,570
                                                            --------        --------           --------

INCOME (LOSS) FROM OPERATIONS                                 28,068          (6,190)            76,386
                                                            --------        --------           --------

OTHER (INCOME) EXPENSE:
  Interest income                                               (151)           (219)              (627)
  Interest expense                                             2,154          16,268             19,971
  Other expense (income)                                         334             737               (116)
                                                            --------        --------           --------

           Total other expense                                 2,337          16,786             19,228
                                                            --------        --------           --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               25,731         (22,976)            57,158

PROVISION FOR INCOME TAXES                                     1,360           9,656             22,863
                                                            --------        --------           --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       24,371         (32,632)            34,295

EXTRAORDINARY LOSS ON EARLY RETIREMENT
   OF DEBT, Less income tax benefit of $2,108                     --              --              3,162
                                                            --------        --------           --------

NET INCOME (LOSS)                                           $ 24,371        $(32,632)          $ 31,133
                                                            ========        ========           ========

                                                                     (Continued)

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1998 AND FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                FIFTY-TWO
                                                                  YEAR ENDED                   WEEKS ENDED
                                                                  DECEMBER 31,                  JANUARY 1,
                                                             1997             1998                 2000

BASIC EARNINGS PER SHARE:
  Income (loss) before extraordinary item                  $  0.25         $  (0.51)              $ 0.69
                                                           =======         ========               ======

  Net income (loss)                                        $  0.25         $  (0.51)              $ 0.62
                                                           =======         ========               ======

DILUTED EARNINGS PER SHARE:
  Income (loss) before extraordinary item                  $  0.25         $  (0.51)              $ 0.66
                                                           =======         ========               ======

  Net income (loss)                                        $  0.25         $  (0.51)              $ 0.60
                                                           =======         ========               ======

PRO FORMA INFORMATION (UNAUDITED)-
  Historical income (loss) before provision
    (benefit) for income taxes                             $25,731         $(22,976)
                                                           =======         ========

PRO FORMA PROVISION (BENEFIT) FOR INCOME TAXES             $10,686         $ (8,731)
                                                           =======         ========

PRO FORMA NET INCOME (LOSS)                                $15,045         $(14,245)
                                                           =======         ========

PRO FORMA BASIC EARNINGS (LOSS) PER SHARE                  $  0.15         $  (0.22)
                                                           =======         ========

PRO FORMA DILUTED EARNINGS (LOSS) PER SHARE                $  0.15         $  (0.22)
                                                           =======         ========

WEIGHTED-AVERAGE BASIC SHARES OUTSTANDING                   98,005           64,458               49,857
                                                            ======           ======               ======

WEIGHTED-AVERAGE DILUTED SHARES OUTSTANDING                 98,005           64,458               51,789
                                                            ======           ======               ======

                                                                     (Concluded)
See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1997 AND 1998, AND FIFTY-TWO WEEKS ENDED
JANUARY 1, 2000
(IN THOUSANDS)

                                                                             ADDITIONAL
                                                     COMMON STOCK              PAID-IN    TREASURY     RETAINED
                                                        SHARES      AMOUNT     CAPITAL      STOCK      EARNINGS

BALANCE, DECEMBER 31, 1996                              98,005      $ 980    $   (918)   $     --     $37,118

  Distributions to stockholder                              --         --          --          --     (26,760)
  Net income/comprehensive income                           --         --          --          --      24,371
                                                        ------      -----    --------    --------     -------

BALANCE, DECEMBER 31, 1997                              98,005        980        (918)         --      34,729

  Distributions to stockholder                              --         --          --          --     (34,102)
  Transfer of accumulated deficit to
    additional paid-in capital at termination
    of S-Corporation status                                 --         --     (51,053)         --      51,053
  Redemption of common stock                                --         --          --    (212,448)         --
  Recognition of deferred tax asset                         --         --     175,683          --          --
  Capital subscription receivable                           --         --       1,084          --          --
  Unearned stock compensation                               --         --       1,814          --          --
  Amortization of unearned stock compensation               --         --          --          --          --
  Comprehensive income (loss):                                         --
    Net loss                                                --         --          --          --     (32,632)
    Foreign currency translation gain                       --         --          --          --          --
  Comprehensive income (loss)                               --         --          --          --          --
                                                        ------      -----    --------    --------     -------

BALANCE, DECEMBER 31, 1998                              98,005        980     126,610    (212,448)     19,048

  Redemption of common stock                                --         --                    (540)         --
  Payment of capital subscription receivable                --         --                      --          --
  Unearned stock compensation                               --         --         566          --          --
  Amortization of unearned stock compensation               --         --          --          --          --
  Issuance of common stock less underwriting                           --                      --          --
    fees and other expenses                              6,054         61      96,948          --          --
  Tax benefits on option exercises                          --         --         359          --          --
  Comprehensive income (loss):                              --         --                      --          --
    Net income                                              --         --          --          --      31,133
    Foreign currency translation loss                       --         --          --          --          --
  Comprehensive income                                      --         --          --          --          --
                                                        ------     ------    --------    --------     -------

BALANCE, JANUARY 1, 2000                               104,059     $1,041    $224,483    $(212,988)   $50,181
                                                       =======     ======    ========    =========    =======

-----------------------------------------------------------------------------------------------------------------------------

                                                                                     ACCUMULATED
                                                        CAPITAL         UNEARNED        OTHER
                                                     SUBSCRIPTION        STOCK       COMPREHENSIVE   COMPREHENSIVE
                                                      RECEIVABLE      COMPENSATION     INCOME            INCOME         TOTAL

BALANCE, DECEMBER 31, 1996                               $ --         $    --            $ --                         $37,180

  Distributions to stockholder                             --              --              --                         (26,760)
  Net income/comprehensive income                          --              --              --        $ 24,371          24,371
                                                        -----         -------            ----        ========         -------


BALANCE, DECEMBER 31, 1997                                 --              --              --                          34,791

  Distributions to stockholder                             --              --              --                         (34,102)
  Transfer of accumulated deficit to
    additional paid-in capital at termination
    of S-Corporation status                                --              --              --                              --
  Redemption of common stock                               --              --              --                        (212,448)
  Recognition of deferred tax asset                        --              --              --                         175,683
  Capital subscription receivable                      (1,084)             --                                              --
  Unearned stock compensation                              --          (1,814)             --                              --
  Amortization of unearned stock compensation              --             116              --                             116
  Comprehensive income (loss):
    Net loss                                               --              --              --        $(32,632)        (32,632)
    Foreign currency translation gain                                                       1               1               1
                                                                                                     --------
  Comprehensive income (loss)                              --              --              --        $(32,631)             --
                                                        -----         -------            ----        ========         -------
BALANCE, DECEMBER 31, 1998                             (1,084)         (1,698)              1                         (68,591)

  Redemption of common stock                               --              --              --                            (540)
  Payment of capital subscription receivable            1,084              --              --                           1,084
  Unearned stock compensation                              --            (566)             --                              --
  Amortization of unearned stock compensation              --           1,029              --                           1,029
  Issuance of common stock less underwriting               --                              --
    fees and other expenses                                --              --              --                          97,009
  Tax benefits on option exercises                         --              --              --                             359
  Comprehensive income (loss):                             --              --              --
    Net income                                             --              --              --        $ 31,133          31,133
    Foreign currency translation loss                      --              --             (48)            (48)            (48)
                                                                                                     --------
  Comprehensive income                                     --              --              --        $ 31,085              --
                                                        -----         -------            ----        ========         -------

BALANCE, JANUARY 1, 2000                                 $ --         $(1,235)           $(47)                        $61,435
                                                        =====         =======            ====                         =======


See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1998 AND FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                                FIFTY-TWO
                                                                                    YEAR ENDED                 WEEKS ENDED
                                                                                    DECEMBER 31,                JANUARY 1,
                                                                               1997             1998               2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $ 24,371        $ (32,632)          $ 31,133
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Extraordinary loss on early extinguishment of debt                           --               --              3,162
      Depreciation and amortization                                             3,581            4,662              6,709
      Provision for loss on classic vehicles                                       46               --                 --
      Unrealized gain on marketable equity securities                             (37)             (92)                (4)
      Noncash stock compensation                                                   --              116              1,029
      Deferred taxes                                                              (35)           9,656             13,915
      (Gain) loss on disposal of fixed assets and classic vehicles                460             (146)               132
      Changes in assets and liabilities:
        Accounts receivable-net                                                  (983)          (1,613)            (4,817)
        Inventory                                                              (1,064)          (2,270)            (9,586)
        Prepaid expenses and other assets                                       1,005             (323)            (2,225)
        Accounts payable                                                        1,105            7,012              1,365
        Accrued expenses and other liabilities                                  1,586            3,951             13,776
        Deferred rent obligation                                                   --              101                841
                                                                             --------        ---------           --------

            Net cash provided by (used in) operating activities                30,035          (11,578)            55,430
                                                                             --------        ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                        (9,173)          (9,433)           (22,749)
  Acquisition of classic vehicles                                                (455)              --                 --
  Acquisition of trademarks                                                       (17)              --                 --
  Loans to stockholder                                                           (204)              --                 --
  Purchase of marketable equity securities for deferred
    compensation plan                                                            (349)            (378)              (366)
  Proceeds from sale of equipment                                                  22              506                 29
  Proceeds from sale of classic vehicles                                          215               --                 --
  Proceeds from sale of marketable equity securities                               --               --                410
                                                                             --------        ---------           --------

            Net cash used in investing activities                              (9,961)          (9,305)           (22,676)
                                                                             --------        ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subordinated notes                                                  --               --           (320,000)
  Net borrowings (repayments) under bank credit agreements                     14,080          (31,097)           (33,000)
  Proceeds from long-term borrowings and capital lease obligations                 --          320,000            228,068
  Proceeds from the sale of common stock (net of fees and expenses)                --               --             97,009
  Proceeds from repayment of capital stock subscription receivable                 --               --              1,084
  Principal payments on long-term debt                                           (861)          (8,183)            (7,500)
  Payments for deferred financing costs                                            --           (7,115)            (4,804)
  Payments for redemption of common stock                                          --         (212,448)              (540)
  Distributions to stockholder                                                (26,760)         (17,240)                --
                                                                            ---------        ---------           --------

            Net cash (used in) provided by financing activities               (13,541)          43,917            (39,683)
                                                                            ---------        ---------           --------

                                                                     (Continued)

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1998 AND FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                             FIFTY-TWO
                                                                      YEAR ENDED            WEEKS ENDED
                                                                      DECEMBER 31,           JANUARY 1,
                                                                   1997        1998             2000

EFFECT OF EXCHANGE RATE ON CASH                                      --           --               87
                                                                 ------      -------          -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                6,533       23,034           (6,842)
                                                                 ------      -------          -------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        844        7,377           30,411
                                                                 ------      -------          -------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $7,377      $30,411          $23,569
                                                                 ======      =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION-Cash paid during the year for:
    Interest                                                     $2,078      $14,497          $18,672
                                                                 ======      =======          =======

    Income taxes                                                 $  485      $ 8,730          $   864
                                                                 ======      =======          =======

    Noncash distributions to MK                                  $   --      $16,862          $    --
                                                                 ======      =======          =======

    Purchase of equipment by assumption of capital
      lease and lease incentives                                 $   --      $    --          $   802
                                                                 ======      =======          =======

                                                                     (Concluded)

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1998 AND FIFTY-TWO WEEKS ENDED
JANUARY 1,2000
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.    HISTORY, RECAPITALIZATION AND FINANCING

      The Yankee Candle Company, Inc. (the "Company") and its subsidiaries is a leading designer, manufacturer, wholesaler and retailer of premium scented candles in the giftware industry. The Company has a 30-year history of offering Yankee Candle products and marketing them as affordable luxuries and consumable gifts. The Company's current products are available in numerous fragrances and include a wide variety of jar candles, Samplers(R), pillars, tapers and other candle products marketed under the trade names Housewarmer(R) and Country Kitchen(R), as well as candle accessories. The Company sells such products to its wholesale customers, who have gift store locations nationwide, and through its retail store network.

      On March 25, 1998, the Company entered into a Recapitalization and Stock Purchase Agreement with Yankee Candle Holdings Corp. ("Holdings"), Michael Kittredge ("MK") and affiliates of Forstmann Little & Co. ("FL&Co."). On April 27, 1998 in connection with the Recapitalization, the Company (i) redeemed (the "Redemption") a portion of its common stock held by MK for approximately $200,000; (ii) paid transaction fees and expenses, including financing fees, of approximately $19,550; (iii) repaid existing indebtedness of approximately $49,300; and (iv) paid bonuses related to the recapitalization of approximately $61,300. In addition, Holdings acquired shares of common stock from MK for approximately $180,000. This purchase was financed by the issuance of Holdings' common stock to FL&Co. and senior management (together with the Redemption, the "Recapitalization"). Upon completion of the Recapitalization, Holdings owned 90% of the common stock and MK retained 10% of the common stock of the Company.

      The Redemption and related transactions described above were financed through the issuance of $320,000 of subordinated debentures (the "Subordinated Debentures"). In addition, the Company entered into a credit agreement with a consortium of banks that provided for a $60,000 revolving credit facility. The Company incurred financing costs of approximately $7,100 which were recorded as deferred financing costs. In addition, the Company incurred approximately $12,450 of transaction costs related to the Recapitalization which were charged to treasury stock.

      On July 1, 1999, the Company sold 6,000,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. Prior to the closing of the public offering, the Company executed a reorganization that (i) split its currently issued shares on a 98,005 to 1 basis; and (ii) exchanged 43,545,479 shares of common stock and options to purchase 554,521 shares of Company common stock on the same economic terms and conditions as the Holdings options for all of Holdings assets, consisting principally of shares of Company common stock.

      All share and per share amounts have been restated to give effect to these transactions.

      The proceeds to the Company from its initial public offering, after deducting underwriting fees and other expenses, were approximately $97,000. On July 7, 1999, the Company used these proceeds, together with $220,000 of bank borrowings under a new credit facility (described in Note
      6), and available cash to redeem $320,000 aggregate principal amount of outstanding Subordinated Debentures. The redemption of these subordinated debentures resulted in an extraordinary charge to the statement of operations of $3,162, net of tax ($(0.07) and $(0.06) per basic and diluted share, respectively). These charges related to the write-off of financing fees that had previously been deferred.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - Effective January 1, 1999, the Company adopted a 52/53 week fiscal year. The fiscal year is the 52 or 53 weeks ending the Saturday closest to December 31. There was no material impact on the operating results reported for 1999 as a result of this change in the Company's fiscal year.

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE RECOGNITION - The Company sells its products directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale. Revenue from sales to wholesale customers is recognized upon shipment of product. Revenue from merchandise credits and gift certificates issued is deferred until redemption.

      CASH AND CASH EQUIVALENTS - The Company considers all short-term interest-bearing investments with original maturities of three months or less to be cash equivalents. Such investments are classified by the Company as "held to maturity" securities under the provisions of Statement of Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are stated at cost, adjusted for amortization of discounts and premiums to maturity.

      MARKETABLE SECURITIES - The Company classifies the marketable securities held in its deferred compensation plan as "trading" securities under SFAS No. 115. In accordance with the provisions of this statement, the investment balance is stated at fair market value, based on quoted market prices. Unrealized gains and losses are reflected in earnings; realized gains and losses are computed using the specific-identification method. As the assets held in the deferred compensation plan reflect amounts due to employees, but available for general creditors of the Company in the event the Company becomes insolvent, the Company has recorded the investment balance as a noncurrent asset and has established a corresponding other long-term liability entitled "deferred compensation obligation" on the balance sheet.

      MARKETABLE SECURITIES (CONTINUED) - The marketable securities held in this plan consist of investments in mutual funds at December 31, 1998 and January 1, 2000. Unrealized gains included in earnings during the years ended December 31, 1997 and 1998 and the fifty-two weeks ended January 1, 2000 were $37, $92 and $4 , respectively. Gains of $9, $30 and $44 were realized during 1997, 1998 and the fifty-two weeks ended January 1, 2000, respectively.

      ACCOUNTS RECEIVABLE - Accounts receivable primarily represents amounts due from wholesale customers.

      INVENTORIES - Inventories are stated at the lower of cost or market on a last-in, first-out ("LIFO") basis. In 1998, the liquidation of certain LIFO layers decreased cost of sales by $383.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated on the straight-line method based on the estimated useful lives of the various assets. The estimated useful lives are as follows:

            Buildings and improvements                  5 to 40 years
            Computer equipment                          3 to  5 years
            Furniture and fixtures                      5 to 10 years
            Equipment                                        10 years
            Vehicles                                          5 years

      Leasehold improvements are amortized using the straight-line method over the lesser of the estimated life of the improvement or the remaining life of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.

      DEFERRED FINANCING COSTS - The Company amortizes deferred financing costs using the effective-interest method over the life of the related debt. Accumulated amortization was $548 and $974 at December 31, 1998 and January 1, 2000, respectively.

      TRADEMARKS - Trademarks are recorded at cost and amortized over 15 years. Cost of trademarks, included in other assets at December 31, 1998 and January 1, 2000, was $231 and $233, respectively. Accumulated amortization was $69 and $85, at December 31, 1998 and January 1, 2000, respectively.

      CLASSIC VEHICLES - The Company has invested in certain vehicles, which it displays in its car museum. These vehicles are stated at cost, with no provision for depreciation, since their useful lives are indeterminable and their values fluctuate with the classic vehicle market. When management believes that a permanent decline in value has occurred, the assets are written down to their fair value. During the years ended December 31, 1997 and 1998 and the fifty-two weeks ended January 1, 2000, the value of these vehicles was written down by $46, $0 and $0, respectively.

      ADVERTISING - The Company expenses the costs of advertising as they are incurred. Advertising expense was $1,306, $1,986 and $2,876 for the years ended 1997 and 1998 and the fifty-two weeks ended January 1, 2000, respectively.

      IMPAIRMENT ACCOUNTING - The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company's ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

      PRO FORMA ADJUSTMENTS - The Company had, until the Recapitalization, elected to be treated as an S corporation for federal and state income tax purposes. Under this previous election, income for federal income tax purposes was not taxed at the corporate level but was taxed to MK.

      On April 27, 1998, the Company's tax status changed from an S corporation to a C corporation. The income statement reflects a provision for income taxes for federal and state purposes for the period the Company was a C corporation and a provision for state taxes for the periods the Company was an S corporation. The pro forma financial information shows the effect on the historical financial statements as if the Company had been taxed as a C corporation during 1997 and 1998 instead of an S corporation until April 27, 1998.

      INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes in the consolidated statements of operations is the actual computed tax obligation or receivable for the period, plus or minus the change during the period in deferred income tax assets and liabilities.

      NEWLY ISSUED ACCOUNTING STANDARDS - During 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board ("FASB"). During 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued by FASB. This statement delays the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact, if any, of this statement.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - At January 1, 2000, the estimated fair values of all financial instruments approximate their carrying amounts in the consolidated balance sheets due to (i) the short-term maturity of certain instruments or (ii) the floating interest rate associated with certain instruments which have the effect of repricing such instruments regularly.

      EARNINGS PER SHARE - SFAS No. 128, "Earnings Per Share," requires two presentations of earnings per share "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

      EARNINGS PER SHARE (CONTINUED) - The denominator in the calculation is based on the following weighted-average number of common shares:

                                                           DECEMBER 31,               JANUARY 1,
                                                      1997              1998             2000

Basic                                              98,005,000        64,458,000       49,857,000
Add:
 Contingently returnable shares                            --                --        1,666,000
 Shares issuable pursuant to option grants                 --                --          266,000
                                                   ----------        ----------       ----------
 Diluted                                           98,005,000        64,458,000       51,789,000
                                                   ==========        ==========       ==========


      The Company had issued no options nor had there been any other common stock equivalents that would have caused the basic and diluted shares numbers to differ in 1997. In 1998, however, contingently returnable shares and shares issuable pursuant to option awards, which were deemed common stock equivalents, were excluded from the computation of diluted earnings per share because of their antidilutive effect on earnings per share. Such common stock equivalents did impact the computation of diluted earnings per share in the fifty-two weeks ended January 1, 2000.

      COMPREHENSIVE INCOME - Comprehensive income includes all changes in equity during the period except those resulting from transactions with owners of the Company. It has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company's consolidated balance sheets consists of foreign currency translation adjustments. Comprehensive income, net of related tax effects (where applicable), is detailed in the consolidated statements of stockholders' equity (deficit).

      PRIOR-YEAR RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation.

3.    INVENTORIES

      The components of inventory were as follows:

                                        DECEMBER 31,             JANUARY 1,
                                           1998                     2000

Finished goods                            $ 9,967                  $18,127
Work-in-process                               126                      196
Raw materials and packaging                 2,816                    4,219
                                          -------                  -------

                                           12,909                   22,542

Less LIFO reserve                            (427)                    (548)
                                          -------                  -------

                                          $12,482                  $21,994
                                          =======                  =======

4.    PROPERTY, PLANT AND EQUIPMENT

      The components of property, plant and equipment were as follows:

                                                   DECEMBER 31,     JANUARY 1,
                                                      1998             2000

Land and improvements                                  $ 3,971          $ 4,492
Buildings and improvements                              36,120           43,974
Computer equipment                                       4,584            7,576
Furniture and fixtures                                   5,471           10,954
Equipment                                                9,445           15,122
Vehicles                                                   814              880
Construction-in-process                                  1,815            1,462
                                                       -------          -------
Total                                                   62,220           84,460

Less accumulated depreciation and amortization         (13,905)         (19,243)
                                                       -------          -------
                                                       $48,315          $65,217
                                                       =======          =======

5.    CONCENTRATION OF CREDIT RISK

      The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances aggregated $28,177 and $18,189 at December 31, 1998 and January 1, 2000, respectively.

      The Company extends credit to its wholesale customers. No single customer accounted for more than 2% of total sales during any period presented nor did any such customer account for more than 7% of the outstanding receivable balance at either December 31, 1998 or January 1, 2000.

6.    LONG-TERM DEBT

      Long term debt is summarized as follows:

                                                   DECEMBER 31,   JANUARY 1,
                                                      1998           2000

6.75% Subordinated notes; due 2009 - 2011           $320,000        $     --
Term loan                                                 --         142,500
Revolving line of credit                                  --          45,068
                                                    --------        --------
                                                     320,000         187,568

Less current portion                                      --          30,000
                                                    --------        --------
Noncurrent portion                                  $320,000        $157,568
                                                    ========        ========

      In connection with the Recapitalization, the Company issued $320,000 of Subordinated Debentures that were distributed to limited partners of FL&Co. The Subordinated Debentures bore interest at 6 3/4%, which was payable semiannually in May and November commencing on November 30, 1998. These debentures were repaid with proceeds from the Company's initial public offering and its new credit agreement in July 1999 (see Note 1).

      In April 1998, the Company entered into a credit agreement with a consortium of banks (the "Old Credit Agreement"). The Old Credit Agreement provides for a revolving credit facility of $60,000. A portion of this revolving credit facility, in an amount not to exceed $15,000, could have been used, to the extent available, for standby and commercial letters of credit. This facility was terminated at the time that the New Credit Agreement was executed.

      In July 1999, the Company entered into a new credit agreement with a consortium of banks (the "New Credit Agreement"). The New Credit Agreement provides for a maximum borrowing of $300,000 and consists of a revolving credit facility for $150,000 and a term loan for $150,000. Borrowings of $220,000 under the New Credit Agreement were used together with net proceeds from the initial public offering (see Note 1) to redeem the aggregate principal amount of Subordinated Debentures. The New Credit Agreement matures on July 7, 2004, with any outstanding amounts due on that date; no payments of principal are due on the revolving credit facility until this maturity date. The term loan is payable in quarterly installments ranging from $7,500 to $9,500 in March, June, September and December of each year commencing on December 31, 1999. The New Credit Agreement is collateralized by substantially all of the assets of the Company. As of January 1, 2000, $45,068 was outstanding under the revolving credit facility, thus leaving $104,932 in availability under the New Credit Agreement.

      The Company is required to pay a commitment fee on the average daily unutilized portion of the revolving credit facility at a rate ranging from 1/4% to 3/8% per annum. The Company may elect to set the interest rate on all or a portion of the borrowings outstanding under the New Credit Agreement at a rate per annum equal to (a) the greater of (i) prime rate,
      (ii) the base CD rate plus 1% or (iii) the federal funds effective rate plus 1/2 of 1%, or (b) the eurodollar rate. The weighted-average interest rate at January 1, 2000 was 7.62%.

      The New Credit Agreement includes restrictions as to, among other things, the amount of additional indebtedness, contingent obligations, liens, investments, asset sales, capital expenditures and requires the maintenance of minimum levels of interest coverage. It also includes a restriction for the payment of dividends. None of the restrictions contained in the New Credit Agreement are expected to have a significant effect on the ability of the Company to operate. As of January 1, 2000, the Company was in compliance with all financial and operating covenants under the New Credit Agreement.

      Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

                                                                       LONG-TERM
                                                                          DEBT

        2000                                                           $ 30,000
        2001                                                             30,000
        2002                                                             31,500
        2003                                                             32,000
        2004                                                             64,068
                                                                       --------
        Total                                                          $187,568
                                                                       ========

7.    PROVISION FOR INCOME TAXES

      Prior to the Recapitalization, the Company was taxed as an S corporation for federal and state income tax purposes. Generally, there is no federal income tax on earnings of an S corporation; however, some states impose a tax on taxable earnings. There was no federal income tax provision in 1997; but there was a provision for state income taxes in that year.

      Income tax expense, exclusive of that relating to extraordinary items, consists of the following:

                                         DECEMBER 31,          JANUARY 1,
                                      1997         1998           2000

Federal:
  Current                            $   --        $   --        $ 7,881
  Deferred                               --         8,894         12,263
                                     ------        ------        -------

  Total federal                          --         8,894         20,144
                                     ------        ------        -------
State:
  Current                             1,395            --          1,067
  Deferred                              (35)          762          1,652
                                     ------        ------        -------

  Total state                         1,360           762          2,719
                                     ------        ------        -------

Total income tax provision           $1,360        $9,656        $22,863
                                     ======        ======        =======


      In connection with the Recapitalization, an election was made for federal and state income tax purposes to value the assets and liabilities of the Company at fair value. As a result of such election, there is a difference between the financial reporting and tax bases of the Company's assets and liabilities. This difference was accounted for by recording a deferred tax asset of approximately $175,700 with a corresponding credit to additional paid-in capital. The deferred tax asset will be realized as these differences, including tax goodwill, are deducted, principally over a period of 15 years. In the opinion of management, the Company will have sufficient profits in the future to realize the deferred tax asset.

      The tax effect of significant items comprising the Company's net deferred tax assets (liabilities) are as follows:


                                                         DECEMBER 31,                 JANUARY 1,
                                                            1998                         2000
                                                   CURRENT      NONCURRENT       CURRENT      NONCURRENT

Deferred tax assets:
  Basis differential as a result
    of basis setup for tax                         $   --        $164,204        $   --        $151,664
  Net operating loss
    carryforward                                        --           1,382            --              --
  Deferred compensation
    arrangements                                       341              --           350              --
  Employee benefits                                    917              --         1,123              --
  Other                                                284              --           379             397

Deferred tax liabilities - fixed assets                 --          (1,112)           --          (1,812)
                                                    ------        --------        ------        --------
                                                    $1,542        $164,474        $1,852        $150,249
                                                    ======        ========        ======        ========

      A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

                                                                   DECEMBER 31,          JANUARY 1,
                                                                1997         1998           2000

Statutory federal income tax rate                                 35%         35%             35%
State income taxes - net of federal income tax benefit             3           3               4
S-Corporation income                                             (35)        (80)             --
Other                                                              2          --               1
                                                                 ----        ----            ----
                                                                   5%        (42)%            40%
                                                                 ====        ====            ====

8.    PROFIT SHARING PLAN

      The Company maintains a profit sharing/salary reduction plan under section 401(k) of the Internal Revenue Code. Employer matching contributions amounted to $137, $347 and $425 for 1997, 1998 and the fifty-two weeks ended January 1, 2000, respectively. The Company, at its discretion, may also make annual profit sharing contributions to the plan. There were no profit sharing contributions in 1997, 1998 or the fifty-two weeks ended January 1, 2000.

9.    DEFERRED COMPENSATION

      The Company has a deferred compensation agreement with certain key employees. Under this agreement, the Company will match certain elective salary deferrals of eligible employees' compensation up to a maximum of $20 per employee. Employer contributions amounted to $140, $133 and $100 for 1997, 1998 and the fifty-two weeks ended January 1, 2000, respectively. Benefits under the plan will be paid in a lump sum upon termination of the plan or termination of employment. Benefits paid to retired employees during the fifty-two weeks ended January 1, 2000 amounted to $410.

10.   CONTINGENCIES

      The Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

11.   STOCKHOLDERS' EQUITY

      CAPITAL STOCK - As of December 31, 1998 and January 1, 2000, the Company had 98,005,000 and 104,059,000 shares of common stock (par value $.01) issued. In connection with the 1998 Recapitalization, the Company redeemed approximately 49,560,000 shares of common stock from MK. These shares were held in treasury at December 31, 1998 and January 1, 2000.

      In connection with the 1998 Recapitalization, common stock was purchased by management. The Company made loans to certain members of management to aid them in the purchase of this common stock. These loans were reflected in stockholders' equity under the caption "capital subscription receivable," carried an interest rate of 7%, were secured by the shares and provide for full recourse to the borrower. As of January 1, 2000, all of these loans had been repaid.

      In addition, rights to purchase common stock were granted to a member of management in October 1998, and he committed to purchase such shares in November 1998. This common stock was purchased in 1999. A subscription receivable for this common stock was reflected in stockholders' equity as "capital subscription receivable." As of January 1, 2000 this subscription receivable had been paid.

      In addition, options to purchase common stock were granted to key employees and directors of the Company in 1998 (the "1998 Plan"). The options granted under the 1998 Plan were "nonqualified" for tax purposes. For financial reporting purposes, the award of the right to purchase stock and the grant of options, in certain cases, were considered to be below the fair value of the stock at the time of grant. The fair value was determined based on an appraisal conducted by an independent appraisal firm as of the relevant dates. The differences between fair value and the purchase price or the exercise price is being charged to compensation expense over the relevant vesting period - generally between three and five years. In 1998 and the fifty-two weeks ended January 1, 2000, such expense aggregated $116 and $1,029, respectively. In addition to the options granted above, the Company adopted the 1999 Employee Stock Option and Award Plan in June, 1999 (the "1999 Plan"). The 1999 plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code. These options generally have an exercise price equal to the fair market value of the stock on the date of grant, vest gradually over a five-year period and expire after 10 years. Under the 1999 Plan, options to purchase 95,000 shares at prices of between $16.875 and $18.00 per share were granted. None of these shares have vested as of January 1, 2000.

      CAPITAL STOCK (CONTINUED) - A summary of the status of option grants and changes during the period ending on that date are presented below:

                                                                                 WEIGHTED        WEIGHTED
                                                                                  AVERAGE         AVERAGE
                                                                RANGE OF          EXERCISE         GRANT
                                                                EXERCISE           PRICE         DATE FAIR
                                               OPTIONS           PRICES          PER SHARE         VALUE

Outstanding at December 31, 1997                    --     $          --           $  --

  Granted                                      427,493              4.25            4.25           $3.10
  Forfeited                                         --                --              --
                                               -------    --------------           -----

Outstanding at December 31, 1998               427,493              4.25            4.25

  Granted                                      153,546      4.25 - 18.00           12.55           $9.09
  Forfeited                                    (24,428)             4.25            4.25
                                               -------     -------------           -----

Outstanding at January 1, 2000                 556,611     $4.25 - 18.00           $6.44
                                               =======     =============           =====


      No options were exercisable at December 31, 1998 and January 1, 2000. Under the existing stock option plans, there are 2,655,000 shares available for future grants at January 1, 2000.

      Effective with the adoption of the 1998 Plan, the Company elected to use the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation." The Company accounts for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair-value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic-value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

      Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant. The following weighted-average assumptions were used to compute the pro forma results of operations that reflect grants in 1999 under both the 1998 and the 1999 plans and for grants in 1998 under the 1998 Plan: volatility of 20% in 1998 and 52% in 1999, dividend yield of 0% in both years, risk-free interest rates ranging from 4.54% in 1998 to 5.30% in 1999 and expected lives of 5 years in both years. If compensation cost for stock option grants had been determined based on the fair value on the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and earnings per share for the year ended December 31, 1998 and fifty-two weeks ended January 1, 2000 would have been $(14,290) or $(0.22) per basic and diluted share and $30,847 or $.62 per basic share and $.60 per diluted share, respectively.

      The following table summarizes information about the Company's stock options outstanding at January 1, 2000:


      RANGE                                                 AVERAGE
        OF                                                 REMAINING
     EXERCISE               OPTIONS           OPTIONS        LIFE
      PRICES              OUTSTANDING       EXERCISABLE     (YEARS)

 $         4.25             461,611                --         8.53

  16.87 - 18.00              95,000                --         9.64


 --------------             -------              ----         ----

 $4.25 - $18.00             556,611                --         8.72
 ==============             =======              ====         ====

12.   COMMITMENTS

      The Company leases most store locations, several distribution facilities and a number of vehicles. Most store leases provide for base rentals plus contingent rentals thereafter, which are a function of sales volume. In addition, the Company is required to pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Furthermore, several facility leases contain rent escalation clauses.

      The aggregate annual future minimum lease commitments under operating leases as of January 1, 2000 are as follows:

                                                         OPERATING
                                                          LEASES

         2000                                            $ 6,615
         2001                                              6,577
         2002                                              6,281
         2003                                              5,949
         2004                                              5,865
         Thereafter                                       21,449
                                                         -------

         Total minimum lease payments                    $52,736
                                                         =======

      Rent expense for the years ended December 31, 1997 and 1998 and the fifty-two weeks ended January 1, 2000 was approximately $3,062, $3,997 and $4,902, respectively. In addition, contingent rental payments for 1997, 1998 and the fifty-two weeks ended January 1, 2000 approximated $376, $764 and $1,119, respectively.

      At January 1, 2000, the Company had purchase commitments of $809 outstanding for various inventory purchases.

13.   SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

      The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the "CEO") currently reviews the results of the Company and its subsidiaries' businesses. The Company has two reportable segments - retail and wholesale. The identification of these segments results from management's recognition that while the product produced is similar, the type of customer for the product and services and the methods used to distribute the product are different.

      The CEO evaluates both its retail and wholesale operations based on an "operating earnings" measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other category. Other components of the statement of operations, which are classified below operating income, are also not allocated by segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

      The following are the relevant data for the years ended December 31, 1997 and 1998 and the fifty-two weeks ended January 1, 2000:

                                                                                                BALANCE PER
                                                                           UNALLOCATED/         CONSOLIDATED
                                                                            CORPORATE/           FINANCIAL
YEAR ENDED DECEMBER 31, 1997                     RETAIL       WHOLESALE         OTHER            STATEMENTS

Net sales                                       $ 59,227       $ 84,876       $     --            $ 144,103
Operating earnings (loss)                         23,911         31,188        (27,031)              28,068
Unallocated costs                                     --             --         (2,337)              (2,337)

Earnings (loss) before taxes and
  extraordinary item                                  --             --             --               25,731

YEAR ENDED DECEMBER 31, 1998

Net sales                                         81,210        103,267             --              184,477
Operating earnings (loss)                         29,724         45,102        (81,016)              (6,190)
Unallocated costs                                     --             --        (16,786)             (16,786)

Earnings (loss) before taxes and
  extraordinary item                                  --             --             --              (22,976)

FIFTY-TWO WEEKS ENDED JANUARY 1, 2000

Net sales                                        123,185        133,388             --              256,573
Operating earnings (loss)                         43,055         59,354        (26,023)              76,386
Unallocated costs                                     --             --        (19,228)             (19,228)

Earnings (loss) before taxes and
  extraordinary item                                  --             --             --               57,158

14.   QUARTERLY RESULTS (UNAUDITED)

In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

                                                                   YEAR ENDED DECEMBER 31, 1998
                                                   MARCH 31,       JUNE 30,         SEPTEMBER 30,    DECEMBER 31,
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                            $35,313        $ 28,742           $43,611           $76,812
Cost of goods sold                                    16,400          12,835            19,340            30,530
                                                 ------------    ------------     -------------     -------------

Gross profit                                          18,913          15,907            24,271            46,282
Selling expenses                                       7,480           6,186             6,939             9,941
General and administrative expenses                    4,006           3,946             4,871             6,930
Bonus related to the Recapitalization                     --          61,263                --                --
                                                 ------------    ------------     -------------     -------------

Income (loss) from operations                          7,427         (55,488)           12,461            29,411
Interest income                                          (48)            (33)              (34)             (104)
Interest expense                                         369           4,309             5,878             5,711
Other (income) expense                                   (11)             44                (7)              712
                                                 ------------    ------------     -------------     -------------

Income (loss) before provision for
  income taxes                                         7,117         (59,808)            6,624            23,092
Provision for income taxes                                --          (1,636)            2,517             8,775
                                                 ------------    ------------     -------------     -------------

Income (loss) before extraordinary loss
  on early extinguishment of debt                      7,117         (58,172)            4,107            14,317

Extraordinary loss on early extinguishment
  of debt                                                 --              --                --                --
                                                 ------------    ------------     -------------     -------------

Net income                                           $ 7,117        $(58,172)          $ 4,107           $14,317
                                                 ============    ============     =============     =============

BASIC EARNINGS PER SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              $  0.07        $  (0.90)          $  0.09           $  0.30
                                                 ============    ============     =============     =============
NET INCOME (LOSS)                                    $  0.07        $  (0.90)          $  0.09           $  0.30
                                                 ============    ============     =============     =============

DILUTED EARNINGS PER SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              $  0.07        $  (0.90)          $  0.08           $  0.29
                                                 ============    ============     =============     =============
NET INCOME (LOSS)                                    $  0.07        $  (0.90)          $  0.08           $  0.29
                                                 ============    ============     =============     =============

-----------------------------------------------------------------------------------------------------------------------

                                                                   YEAR ENDED JANUARY 1, 2000
                                                      APRIL 3,       JULY 3,        OCTOBER 2,      JANUARY 1,
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                              $46,590        $41,372         $59,109         $109,502
Cost of goods sold                                      20,804         18,605          25,883           44,326
                                                  -------------  -------------    ------------    -------------

Gross profit                                            25,786         22,767          33,226           65,176
Selling expenses                                         8,509          9,224          11,324           15,489
General and administrative expenses                      6,213          6,049           6,252            7,509
Bonus related to the Recapitalization                       --             --              --               --
                                                  -------------  -------------    ------------    -------------

Income (loss) from operations                           11,064          7,494          15,650           42,178
Interest income                                           (290)          (206)            (63)             (68)
Interest expense                                         5,768          5,611           4,106            4,483
Other (income) expense                                     (44)           (51)             58              (76)
                                                  -------------  -------------    ------------    -------------

Income (loss) before provision for
  income taxes                                           5,630          2,140          11,549           37,839
Provision for income taxes                               2,252            856           4,620           15,135
                                                  -------------  -------------    ------------    -------------

Income (loss) before extraordinary loss
  on early extinguishment of debt                        3,378          1,284           6,929           22,704

Extraordinary loss on early extinguishment
  of debt                                                   --             --           3,162               --
                                                  -------------  -------------    ------------    -------------

Net income                                             $ 3,378        $ 1,284         $ 3,767         $ 22,704
                                                  =============  =============    ============    =============

BASIC EARNINGS PER SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                $  0.07        $  0.03         $  0.13         $   0.43
                                                  =============  =============    ============    =============
NET INCOME (LOSS)                                      $  0.07        $  0.03         $  0.07         $   0.43
                                                  =============  =============    ============    =============

DILUTED EARNINGS PER SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                $  0.07        $  0.03         $  0.13         $   0.42
                                                  =============  =============    ============    =============
NET INCOME (LOSS)                                      $  0.07        $  0.03         $  0.07         $   0.42
                                                  =============  =============    ============    =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Section 16a Beneficial Ownership Reporting Compliance" contained in the Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be held on June 1, 2000 (the "Proxy Statement") and the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

Mr. Steven B. Klinsky, 43, is a director of the Company whose term expires on June 1, 2000, the date of the Annual Meeting of Stockholders. Mr. Klinsky is not standing for re-election to another term. Mr. Klinsky has been a Director of Yankee Candle Holdings since July 1998 and a Director of Yankee Candle since April 1999. He was a general partner of FLC XXIX Partnership, L.P. from December 1986 - July 1999. Since July of 1999, Mr. Klinsky has served as Founder of New Mountain Capital, a private equity firm.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Compensation of Directors," "Compensation of Executive Officers" and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with is incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item with is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Consolidated Financial Statements

         The consolidated financial statements listed below are included in this document under Item 8.

                  Independent Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

2.       Consolidated Financial Statement Schedule

         The schedule listed below is filed as part of this Form 10-K and is set forth below:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

         Schedule II - Valuation and Qualifying Accounts


        Allowance for Doubtful Accounts                   BALANCE AT        CHARGED TO          DEDUCTIONS    BALANCE AT
                                                          BEGINNING         COSTS AND              FROM         END OF
                                                           OF YEAR           EXPENSES            RESERVES        YEAR
                                                     -------------------------------------------------------------------
        YEAR ENDED DECEMBER 31, 1997:
           Allowance for doubtful accounts                 $307,000          $ 93,677          $ (40,677)      $360,000


        YEAR ENDED DECEMBER 31, 1998:
           Allowance for doubtful accounts                 $360,000          $181,946          $ (91,946)      $450,000


        52 WEEKS ENDED JANUARY 1, 2000
           Allowance for doubtful accounts                 $450,000          $ 76,080          $(201,080)      $325,000


         Amounts charged to deductions from reserves represent the write-off of uncollectible balances.


3.       Exhibits

         The exhibits are listed below under Part IV, Item 14(c) of this Report.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended January 1, 2000

(c)  Exhibits


NO.      DESCRIPTION

2.1 Recapitalization Agreement, dated as of March 25, 1998, as amended by and among Yankee Candle Holdings Corp., The Yankee Candle Company, Inc., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P. and Michael J. Kittredge.*
2.2 Asset Purchase Agreement, dated as of April 1, 1998, by and among The Yankee Candle Company, Inc., Chandler's Tavern, Inc. and Michael J. Kittredge.*
2.3 Form of Agreement and Plan or Reorganization between The Yankee Candle Company, Inc. and Yankee Candle Holdings Corp.*
2.4 Form of Share Exchange between The Yankee Candle Company, Inc. and Michael J. Kittredge.*
3.1      Form of Restated Articles of Organization of The Yankee Candle Company,
         Inc.*
3.2      Form of Amended and Restated By-Laws of The Yankee Candle Company,
         Inc.*
4.1      Form of Common Stock Certificate.*
10.1     Form of outside director Stock Option Agreement.*+
10.2     Form of outside director Stockholder's Agreement.*+
10.3     Form of Employee Stockholder's Agreement.*+
10.4 The Yankee Candle Company Inc. Employee Stock Option Plan and form of Stock Option Agreement.*+
10.5     The Yankee Candle Company, Inc. 1999 Stock Option and Award Plan.*+
10.6 Stockholder's Agreement, dated April 27, 1998, by and between The Yankee Candle Company, Inc. and Michael J. Kittredge.*
10.7 Form of Stockholder's Agreement between The Yankee Candle Company, Inc. and employees.*+
10.8 Registration Rights Agreement, dated as of May 6, 1999, among The Yankee Candle Company, Inc., Forstmann Little & Co. Equity Partnership-V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P.*
10.9 Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers.*

10.10 Form of Credit Agreement among The Yankee Candle Company, Inc., The Chase Manhattan Bank, as sole administrative agent, and the banks and other financial institutions party thereto.*

10.11 Recourse Secured Promissory Note, dated February 3, 1999, by Robert R. Spellman, and Stock Pledge Agreement, dated as of February 3, 1999, by and between The Yankee Candle Company, Inc. and Robert R. Spellman.*

10.12 Employment Agreement, dated as of October 22, 1998, as amended on February 9, 1999, between The Yankee Candle Company, Inc. and Robert R. Spellman.*

10.13 Form of Management Rights Letter between The Yankee Candle Company, Inc. and the partnerships affiliated with Forstmann Little & Co.*

27       Financial Data Schedule.

---------------------------------
* Incorporated by reference from the Company's Registration Statements on Form S-1 (File No. 333-76397)
+        Management compensation contract/plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2000.


                                             The Yankee Candle Company, Inc.


                                        By   /s/ MICHAEL D. PARRY
                                             ------------------------------
                                              Michael D. Parry



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 31, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


          Signature                           Capacity


   /s/ MICHAEL J. KITTREDGE        Chairman of the Board of Directors
------------------------------
   Michael J. Kittredge


   /s/ MICHAEL D. PARRY            President, Chief Executive Officer and
------------------------------     Director
   Michael D. Parry


   /s/ ROBERT R. SPELLMAN          Senior Vice President, Finance and
------------------------------     Chief Financial Officer
   Robert R. Spellman              (Principal Financial Officer)


   /s/ GERALD F. LYNCH             Vice President, Controller
------------------------------     (Principal Accounting Officer)
   Gerald F. Lynch


   /s/ THEODORE J. FORSTMANN       Director
------------------------------
   Theodore J. Forstmann


   /s/ NICHOLAS C. FORSTMANN       Director
------------------------------
   Nicholas C. Forstmann


   /s/ SANDRA J. HORBACH           Director
------------------------------
   Sandra J. Horbach


                                   Director
------------------------------
   Steven B. Klinsky

   /s/ MICHAEL J. OVITZ                 Director
------------------------------
   Michael J. Ovitz


   /s/ RONALD L. SARGENT                Director
------------------------------
   Ronald L. Sargent


   /s/ EMILY WOODS                      Director
------------------------------
   Emily Woods