Form 10-Q
period 2000-04-01
YANKEE CANDLE CO INC
filed 2000-05-16
CIK 1084242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  APRIL 1, 2000
                                 -------------

Commission File Number:   001-15023
                          ---------

                        THE YANKEE CANDLE COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                                    04 259 1416
 -------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


102 CHRISTIAN LANE, WHATELY, MASSACHUSETTS                                 01093
--------------------------------------------------------------------------------
(Address of principal executive office and zip code)

                                 (413) 665-8306
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                          Yes     X                  No
                               -------                   -------


The registrant had 54,513,961 shares of Common Stock, par value $.01, outstanding as of May 4, 2000.

THE YANKEE CANDLE COMPANY, INC.
                     FORM 10-Q - Quarter Ended April 1, 2000

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. (the "Company") and its subsidiaries or its management "believes", "expects", "anticipates", "plans" and similar expressions, that are not statements of historical fact should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of important factors that could cause The Yankee Candle Company, Inc.'s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in Exhibit 99, "Forward-Looking Information".


                                             Index

ITEM                                                                                        PAGE
----                                                                                        ----
PART I.  Financial Information
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                                3
         as of April 1, 2000 and January 1, 2000

         Condensed Consolidated Statements of Operations                                      4
         for the Thirteen Weeks Ended April 1, 2000 and April 3, 1999

         Condensed Consolidated Statements of Cash Flows for the                              5
         Thirteen weeks ended April 1, 2000 and April 3,1999

         Notes to the Condensed Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of                                              8
         Financial Condition and Results of Operations

PART II. Other Information

Item 1.  Legal Proceedings                                                                   12

Item 2.  Changes in Securities and Use of Proceeds                                           12

Item 3.  Defaults Upon Senior Securities                                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                                 12

Item 5.  Other Information                                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                                    12

Signatures                                                                                   13

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                           April 1, 2000       January 1, 2000
                                                            (UNAUDITED)
                                                           -------------       ---------------
ASSETS

Current Assets:
   Cash and cash equivalents                               $   6,201           $  23,569
   Accounts receivable, less allowance
       of $325 at April 1, 2000 and April 3, 1999             16,211              13,311
   Inventory                                                  33,667              21,994
   Prepaid expenses and other current assets                   4,481               3,176
   Deferred tax assets                                         1,852               1,852
                                                           ---------           ---------
       Total current assets                                   62,412              63,902

Property, Plant And Equipment (Net)                           73,548              65,217
Marketable Securities                                            994                 816
Classic Vehicles                                                 874                 874
Deferred Financing Costs                                       4,790               5,093
Deferred Tax Assets                                          150,249             150,249
Other Assets                                                     294                 323
                                                           ---------           ---------

       Total Assets                                        $ 293,161           $ 286,474
                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable                                        $  17,618           $  14,662
   Accrued interest                                            3,011               3,186
   Accrued payroll                                             5,222               6,508
   Accrued income taxes                                           --               5,635
   Other accrued liabilities                                   3,713               5,611
   Long-term debt, current portion                            30,000              30,000
                                                           ---------           ---------
       Total current liabilities                              59,564              65,602

Deferred Compensation Obligation                               1,025                 927
Long-Term Debt - less current portion                        164,056             157,568

Deferred Rent                                                  1,127                 942

Stockholders' Equity
   Common Stock                                                1,041               1,041
   Additional paid-in capital                                224,483             224,483
   Treasury stock                                           (212,988)           (212,988)
   Retained earnings                                          55,970              50,181
   Unearned stock compensation                                (1,084)             (1,235)
   Accumulated other comprehensive loss                          (33)                (47)
                                                           ---------           ---------
       Total stockholders' equity                             67,389              61,435
                                                           ---------           ---------

       Total Liabilities And Stockholders Equity           $ 293,161           $ 286,474
                                                           =========           =========


See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                   Thirteen            Thirteen
                                                 Weeks Ended         Weeks Ended
                                                   April 1,            April 3,
                                                     2000                1999
                                                 -----------         -----------

Net sales                                         $ 62,531           $ 46,590
Cost of goods sold                                  28,121             20,804
                                                  --------           --------

Gross profit                                        34,410             25,786
Selling expenses                                    13,143              8,509
General and administrative expenses                  7,786              6,213
                                                  --------           --------
Income from operations                              13,481             11,064

Interest income                                        (67)              (290)
Interest expense                                     3,845              5,768
Other (income) expense                                  54                (44)
                                                  --------           --------

Income before provision
   for income taxes                                  9,649              5,630
Provision for income taxes                           3,859              2,252
                                                  --------           --------

Net income                                        $  5,790           $  3,378
                                                  ========           ========

Basic earnings per share                          $   0.11           $   0.07
                                                  ========           ========

Diluted earnings per share                        $   0.11           $   0.07
                                                  ========           ========

Weighted average basic shares outstanding           52,900             46,821
Weighted average diluted shares outstanding         54,622             48,826



See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                Thirteen Weeks     Thirteen Weeks
                                                                                    Ended              Ended
                                                                                  April 1,           April 3,
                                                                                    2000               1999
                                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  5,790           $  3,378

   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                   2,174              1,305
     Unrealized gain on marketable equity securities                                   (30)               (45)
     Non-cash stock compensation                                                       152                282
     Loss on disposal of fixed assets and classic vehicles                               2                  8

   Changes in assets and liabilities
     Accounts receivable-net                                                        (2,921)            (1,777)
     Inventory                                                                     (11,720)            (7,279)
     Prepaid expenses and other assets                                              (1,280)              (607)
     Accounts payable                                                                2,954                 46
     Accrued expenses and other liabilities                                         (8,899)             6,034
                                                                                  --------           --------

     Net cash provided by (used in) operating activities                           (13,778)             1,345
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (10,211)            (4,242)
   Proceeds from sale of property and equipment                                         --                 26
   Purchase of marketable equity securities                                           (148)              (127)
   Proceeds from sale of marketable equity securities                                   --                410
                                                                                  --------           --------

   Net cash used in investing activities                                           (10,359)            (3,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Amounts paid for capital redemption                                                                   (540)
   Proceeds from long term borrowings                                               14,172
   Principal payments on long-term debt and capital
     lease obligations                                                              (7,500)
   Proceeds from repayment of capital subscription receivable                                             269

Net cash provided by (used in) financing activities                                  6,672               (271)

EFFECT OF EXCHANGE RATE ON CASH                                                         97                  8
                                                                                  --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (17,368)            (2,851)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      23,569             30,411
                                                                                  --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  6,201           $ 27,560
                                                                                  ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                       $  4,019           $    258
                                                                                  ========           ========
   Income taxes                                                                   $ 10,698           $    618
                                                                                  ========           ========


See notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles. The financial information included herein is unaudited; however, in the opinion of management such information contains all adjustments necessary for a fair presentation of the results for such periods. In addition, the Company believes such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year ending December 30, 2000.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 1, 2000.

2.   INVENTORIES

Inventory quantities are substantiated through the completion of quarter end physical inventory counts. Inventories are stated at the lower of cost or market on a last-in first-out ("LIFO") basis.

The components of inventory were as follows:

                                           April 1,                 January 1,
                                             2000                     2000
                                           --------                 ----------
Finished Goods                             $29,308                   $17,579
Work in process                                208                       196
Raw materials                                4,151                     4,219
                                           -------                   -------
Total Inventory                            $33,667                   $21,994
                                           =======                   =======

3.   INCOME TAXES

The Company's effective tax rate in the first quarter of fiscal 2000 and fiscal 1999 was 40%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year.

4.   EARNINGS PER SHARE

Under SFAS No. 128, the Company provides dual presentation of earnings per share ("EPS") on a basic and diluted basis. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options. The Company's granting of certain stock options resulted in the potential dilution of basic EPS. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares.

                                                      Thirteen          Thirteen
                                                   Weeks Ended       Weeks Ended
                                                      April 1,          April 3,
                                                          2000              1999
                                                   -----------       -----------

Weighted average basic shares outstanding               52,900            46,821
Contingently returnable shares and shares issuable
     pursuant to stock option grants                     1,722              2005
                                                        ------            ------
Weighted average diluted shares outstanding             54,622            48,826
                                                        ======            ======

5.   COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period. It has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company's Consolidated Balance Sheets consists of foreign currency translation adjustments. Comprehensive income, net of related tax effects, is as follows (in thousands):

                                                      Thirteen          Thirteen
                                                   Weeks Ended       Weeks Ended
                                                      April 1,          April 3,
                                                          2000              1999
                                                   -----------       -----------

Net income                                              $5,790            $3,378
Translation adjustment                                      14             (112)
                                                        ------            ------
Total comprehensive income                              $5,804            $3,266
                                                        ======            ======

6.   SEGMENT INFORMATION

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


                                                                              Balance per
Thirteen Weeks                                        Unallocated/              Condensed
Ended                                                   Corporate/           Consolidated
 APRIL 1, 2000               RETAIL       WHOLESALE          OTHER   FINANCIAL STATEMENTS
--------------              -------       ---------   ------------   --------------------

Net sales                   $24,717         $37,814       $     --                $62,531
Operating margin              4,977          16,290         (7,786)                13,481
Unallocated costs                --              --         (3,832)                (3,832)
Earning before taxes             --              --             --                  9,649

                                                                              Balance per
Thirteen Weeks                                        Unallocated/              Condensed
Ended                                                   Corporate/           Consolidated
APRIL 3, 1999                RETAIL       WHOLESALE          OTHER   FINANCIAL STATEMENTS
--------------------        -------       ---------   ------------   --------------------

Net sales                   $17,027         $29,563        $    --                $46,590
Operating margin              4,481          12,796         (6,213)                11,064
Unallocated costs                --              --         (5,434)                (5,434)
Earning before taxes             --              --             --                 $5,630

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Thirteen weeks ended April 1, 2000 versus thirteen weeks ended April 3, 1999.

NET SALES

Net sales increased 34.1% to $62.5 million for the thirteen weeks ended April 1, 2000 from $46.6 million for the thirteen weeks ended April 3, 1999. This growth was achieved by increasing the number of retail stores, increasing sales in existing retail stores and mail-order operations, and increasing sales to wholesale customers.

Wholesale sales increased 27.7% to $37.8 million for the thirteen weeks ended April 1, 2000 from $29.6 million for the thirteen weeks ended April 3, 1999. This growth was achieved primarily by increasing sales to existing customers. The Company believes this wholesale sales growth has been and will continue to be positively impacted by increased promotional spending, the addition of new wholesale locations and the continued growth of its European operations.

Retail sales increased 45.3% to $24.7 million for the thirteen weeks ended April 1, 2000 from $17.0 million for the thirteen weeks ended April 3, 1999. This growth was achieved by increasing the number of retail stores and increasing sales in existing retail stores and mail-order operations. There were 116 retail stores open as of April 1, 2000 compared to 67 retail stores open as of April 3, 1999 and 102 retail stores open as of January 1, 2000. Comparable store and mail-order hub sales for the thirteen weeks ended April 1, 2000 increased 14% over the thirteen weeks ended April 3, 1999. Retail comparable store sales increased 11%. There were 64 retail stores included in the comparable store base as of April 1, 2000.

GROSS PROFIT

Gross profit increased 33.3% to $34.4 million for the thirteen weeks ended April 1, 2000 from $25.8 million for the thirteen weeks ended April 3, 1999. This increase was almost entirely attributable to the increase in sales. As a percentage of sales, gross profit decreased slightly to 55.0% for the thirteen weeks ended April 1, 2000 from 55.4% for the thirteen weeks ended April 3, 1999. The decrease in the gross profit rate for the quarter was entirely attributable to distribution expense. The Company's Salt Lake City distribution center, fully operational during the thirteen weeks ended April 1, 2000, did not exist in the same quarter last year.

SELLING EXPENSES

Selling expenses increased 54.1% to $13.1 million for the thirteen weeks ended April 1, 2000 from $8.5 million for the thirteen weeks ended April 3, 1999. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs. As a percentage of sales, selling expenses increased to 21.0% for the thirteen weeks ended April 1, 2000 from 18.2% for the thirteen weeks ended April 3, 1999. The increase in selling expense in dollars and as a percentage of sales for the quarter was primarily related to the continued growth in the number of retail stores, from 67 as of April 3, 1999 to 116 as of April 1, 2000. Retail sales, which have higher selling expenses as a percent of sales than wholesale sales, represented 39.5% of total sales in the thirteen weeks ended April 1, 2000 compared to 36.5% in the same quarter last year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in the administration of support functions, increased 25.8% to $7.8 million for the thirteen weeks ended April 1, 2000 from $6.2 million for the thirteen weeks ended April 3, 1999. As a percentage of sales, general and administrative expenses decreased to 12.5% for the thirteen weeks ended April 1, 2000 from 13.3% for the thirteen weeks ended April 3, 1999. The decrease in general and administrative expenses as a percentage of sales for the thirteen weeks ended April 1, 2000 was attributable to the Company's leveraging of such costs over a larger sales base.

OPERATING MARGINS

Operating margins for the wholesale segment, including Europe, were $16.3 million or 43.1% of wholesale sales for the thirteen weeks ended April 1, 2000 compared to $12.8 million or 43.2% of wholesale sales for the thirteen weeks ended April 3, 1999. The increase in wholesale operating margin dollars for the quarter was attributable to the increase in sales. The wholesale operating margin decline as a percentage of sales was attributable to higher distribution expenses related to the Company's Salt Lake City distribution center and higher selling expenses as a percentage of sales in its start-up European operation compared to domestic wholesale selling expense. These percentage increases were substantially offset by a decline in wholesale selling expenses as a percent of wholesale sales due to leveraging of such costs over a larger sales base.

Operating margins for the Company's retail segment were $5.0 million or 20.2% of retail sales for the thirteen weeks ended April 1, 2000 compared to $4.5 million or 26.5% of retail sales for the thirteen weeks ended April 3, 1999. The decrease in retail operating margin as a percentage of sales for the quarter was attributable to the heavy weighting of young stores. The Company opened 40 stores in 1999 and 14 in the thirteen weeks ended April 1, 2000. New stores typically generate lower operating margin contribution rates than stores that have been open for more than one year since fixed costs, as a percent of sales, are higher during the early sales maturation period. The operating margin rate decrease is also attributable to preopening expenses associated with the 14 stores opened in the first quarter of 2000 compared to 5 in the same period last year. Preopening costs are expensed as incurred.

NET OTHER INCOME (EXPENSE)

Net other expense was $3.8 million for the thirteen weeks ended April 1, 2000, 1999 compared to $5.4 million for the thirteen weeks ended April 3, 1999. The primary component of the expense in each of these periods was interest expense, which was $3.8 million in the first quarter of 2000 compared to $5.8 million in the first quarter of 1999. Interest expense in the thirteen weeks ended April 1, 2000 was down compared to the thirteen weeks ended April 3, 1999 due to a decrease in total borrowings by the Company. Proceeds from the Company's July 1, 1999 initial public offering together with available cash and $220.0 million of bank borrowings under a new credit facility were used to redeem $320.0 million subordinated debentures on July 7, 1999, thereby reducing debt by approximately $100 million. Interest expense declined subsequent to July 7, 1999 as a result of the debt reduction.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for both the thirteen week periods ended April 1, 2000 and April 3, 1999 was 40%. Management estimates that such rates will remain in place for the entire year based on its current tax structure.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $17.4 million compared to January 1, 2000. This decrease was partially attributable to cash used in operating activities of $13.8 million, which includes a $9.0 million reduction in accrued expenses due mainly to payment during the quarter of 1999 corporate income taxes, and a seasonal increase in inventories of $11.7 million. Capital expenditures for the thirteen week period ended April 1, 2000 were $10.2 million, primarily related to the capital requirements to open 14 new stores and investments in manufacturing equipment to meet increased production requirements. Net cash provided by financing activities was $6.7 million in the thirteen weeks ended April 1, 2000 which represents net borrowings during the quarter on the Company's credit facility.

The Company opened 14 stores during the thirteen weeks ended April 1, 2000 and expects to open approximately 26 additional stores in the next three quarters of fiscal 2000. Management estimates that the Company's cash requirements, including preopening expenses, leasehold improvements and fixtures, will be approximately $250,000 for each new store. Accordingly, the Company expects to use approximately of $6.5 million for store openings during the last three quarters of fiscal 2000. In addition, the Company plans to continue to make investments in manufacturing equipment, information systems, distribution centers and store remodels to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of available cash and operating cash flow.

As of April 1, 2000 the Company was in compliance with all covenants under its credit facility. Available borrowings under the facility were $91.0 million.

The Company expects that its current cash and cash equivalents and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other recurring operational cash needs for the next twelve months.

IMPACT OF INFLATION

The Company does not believe inflation has a significant impact on its operations. The prices of its products have not varied based on the movement of the consumer price index. The majority of material and labor costs are not materially affected by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relate primarily to changes in interest rates. The Company bears this risk in two specific ways. First, it has debt outstanding. At April 1, 2000 there was $194.0 million of debt outstanding, which consisted of $135.0 million in term loans and $59.0 million from its revolving credit facility. Because this debt carries a variable interest rate pegged to market indices, the Company's statements of operations and cash flows are exposed to changes in interest rates.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. Government securities. These are considered to be cash equivalents and are shown that way on the Company's balance sheet. The average balance in such securities was approximately $5.8 million during the thirteen weeks ended April 1, 2000. Earnings from these cash equivalents totaled $67,000 for the thirteen weeks ended April 1, 2000.

The Company buys a variety of raw materials for inclusion in its products. The only raw material that it considers to be of a commodity nature is wax. Wax is a petroleum-based product, however, its market price has not historically fluctuated with the movement of oil prices. Rather, over the past five years wax prices have moved with inflation.

At this point in time, the Company's operations outside of the United States are immaterial. Accordingly, it is not exposed to substantial risks arising from foreign currency exchange rates.

FORWARD-LOOKING INFORMATION

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

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings
              Not Applicable

Item 2.       Changes in Securities and Use of Proceeds
              Not Applicable

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


                                                THE YANKEE CANDLE COMPANY, INC.


                                                 /s/ Robert R. Spellman
                                                -------------------------------
Date: May 15, 2000                              By:  Robert R. Spellman
      ------------------------------
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)