Form 10-Q
period 2000-07-01
YANKEE CANDLE CO INC
filed 2000-08-10
CIK 1084242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     July 1, 2000
                               -----------------

Commission File Number:   001-15023
                          ---------

                         THE YANKEE CANDLE COMPANY, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                               04 259 1416
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


     102 CHRISTIAN LANE, WHATELY, MASSACHUSETTS             01093
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
                          Yes     X           No
                               ------            ------


The registrant had 54,513,961 shares of Common Stock, par value $.01, outstanding as of August 7, 2000.

THE YANKEE CANDLE COMPANY, INC.

                     FORM 10-Q - Quarter Ended July 1, 2000

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

                                      Index


Item                                                                      Page
----                                                                      ----
PART I.  Financial Information
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         as of July 1, 2000 and January 1, 2000                             3

         Condensed Consolidated Statements of Income
         for the Thirteen Weeks Ended July 1, 2000 and July 3, 1999         4

         Condensed Consolidated Statements of Cash Flows for the
         Twenty Six Weeks ended July 1, 2000 and July 3,1999                5

         Notes to the Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8

PART II. Other Information

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities and Use of Proceeds                         13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 14

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   July 1, 2000
                                                   (Unaudited)  January 1, 2000
                                                   -----------  ---------------
ASSETS

Current Assets:
   Cash and cash equivalents                        $   4,424    $  23,569
   Accounts receivable                                 14,565       13,311
   Inventory                                           40,467       21,994
   Prepaid expenses and other current assets            4,379        3,176
   Deferred tax assets                                  1,852        1,852
                                                    ---------    ---------
       Total current assets                            65,687       63,902

Property, Plant And Equipment, net                     84,447       65,217
Marketable Securities                                   1,025          816
Classic Vehicles                                          874          874
Deferred Financing Costs                                4,486        5,093
Deferred Tax Assets                                   150,249      150,249
Other Assets                                              287          323
                                                    ---------    ---------
       Total Assets                                 $ 307,055    $ 286,474
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable                                 $  10,567    $  14,662
   Accrued interest                                     3,189        3,186
   Accrued payroll                                      5,780        6,508
   Accrued income taxes                                    --        5,635
   Other accrued liabilities                            3,800        5,611
   Long-term debt, current portion                     30,000       30,000
                                                    ---------    ---------
       Total current liabilities                       53,336       65,602

Deferred Compensation Obligation                        1,079          927
Long-Term Debt - less current portion                 181,022      157,568

Deferred Rent                                           1,451          942

Stockholders' Equity
   Common Stock                                         1,041        1,041
   Additional paid-in capital                         224,386      224,483
   Treasury stock                                    (212,988)    (212,988)
   Retained earnings                                   58,999       50,181
   Unearned stock compensation                           (933)      (1,235)
   Accumulated other comprehensive loss                  (338)         (47)
                                                    ---------    ---------
       Total stockholders' equity                      70,167       61,435
                                                    ---------    ---------
       Total Liabilities And Stockholders' Equity   $ 307,055    $ 286,474
                                                    =========    =========

See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                    Thirteen          Thirteen        Twenty Six        Twenty Six
                                                   Weeks Ended       Weeks Ended      Weeks Ended       Weeks Ended
                                                  July 1, 2000      July 3, 1999     July 1, 2000       July 3,1999
                                                  ------------      ------------     ------------       -----------
Net sales                                          $  57,329         $  41,372         $ 119,859         $  87,962
Cost of goods sold                                    26,054            18,605            54,174            39,409
                                                   ---------         ---------         ---------         ---------

Gross profit                                          31,275            22,767            65,685            48,553
Selling expenses                                      14,462             9,224            27,605            17,733
General and administrative expenses                    7,690             6,049            15,476            12,262
                                                   ---------         ---------         ---------         ---------

Income from operations                                 9,123             7,494            22,604            18,558

Interest income                                          (44)             (206)             (110)             (496)
Interest expense                                       4,137             5,611             7,983            11,379
Other (income) expense                                   (19)              (51)               34               (95)
                                                   ---------         ---------         ---------         ---------

Income before provision for income taxes               5,049             2,140            14,697             7,770
Provision for income taxes                             2,020               856             5,879             3,108
                                                   ---------         ---------         ---------         ---------

Net income                                         $   3,029         $   1,284         $   8,818         $   4,662
                                                   =========         =========         =========         =========

Basic earnings per share                           $    0.06         $    0.03         $    0.17         $    0.10

Diluted earnings per share                         $    0.06         $    0.03         $    0.16         $    0.10

Weighted average basic shares outstanding             52,900            46,848            52,900            46,839
Weighted average diluted shares outstanding           54,670            49,034            54,646            48,935



See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                Twenty Six Weeks          Twenty Six Weeks
                                                                     Ended                     Ended
                                                                     July 1,                   July 3,
                                                                      2000                      1999
                                                                ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $   8,818                  $  4,662

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                    4,563                     2,741
     Unrealized gain on marketable equity securities                   (21)                         3
     Non-cash stock compensation                                        302                       565
     Loss on disposal of fixed assets and classic vehicles               34                         8

   Changes in assets and liabilities
     Accounts receivable, net                                       (1,391)                       933
     Inventory                                                     (18,599)                  (13,852)
     Prepaid expenses and other assets                              (1,174)                   (1,707)
     Accounts payable                                               (4,124)                   (1,841)
     Accrued expenses and other liabilities                         (8,044)                     1,518
                                                                  --------                     -----

     Net cash used in operating activities                         (19,636)                   (6,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (23,172)                  (10,570)
   Proceeds from sale of property and equipment                           6                        26
   Purchase of marketable equity securities                           (188)                     (255)
   Proceeds from sale of marketable equity securities                     -                       410
                                                                  ---------                  --------

   Net cash used in investing activities                           (23,354)                  (10,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments for expenses related to the sale of common stock           (97)                     (834)
   Amounts paid for capital redemption                                    -                     (540)
   Proceeds from long term borrowings                                38,962                         -
   Principal payments on long-term debt and capital
     lease obligations                                             (15,000)                         -
   Proceeds from repayment of capital subscription receivable             -                       334
                                                                  ---------                  --------

Net cash provided by (used in) financing activities                  23,865                   (1,040)

EFFECT OF EXCHANGE RATE ON CASH                                        (20)                       137
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (19,145)                  (18,262)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       23,569                    30,411
                                                                  ---------                  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   4,424                  $ 12,149
                                                                  =========                  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                       $   7,979                  $ 11,277
                                                                  =========                  ========
   Income taxes                                                   $  11,672                  $    620
                                                                  =========                  ========


See notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of The
Yankee Candle Company, Inc. (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles. The interim financial information included herein is unaudited; however, in the opinion of management such information contains all adjustments necessary for a fair presentation of the results for such periods. In addition, the Company believes such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year ending December 30, 2000.

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

The components of inventory were as follows:

                                               July 1,           January 1,
                                                2000               2000
                                              -------            ----------
Finished Goods                                $35,908             $17,579
Work in process                                   327                 196
Raw materials                                   4,232               4,219
                                              -------             -------
Total Inventory                               $40,467             $21,994
                                              =======             =======

3.   INCOME TAXES

The Company's effective tax rate in the second quarter of fiscal 2000 and fiscal 1999 was 40%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year.

4.   Earnings Per Share

Under SFAS No. 128, the Company provides dual presentation of earnings per share ("EPS") on a basic and diluted basis. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options. The Company's granting of certain stock options resulted in the potential dilution of basic EPS. The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares.

                                                       Thirteen          Thirteen       Twenty Six        Twenty Six
                                                     Weeks Ended       Weeks Ended      Weeks Ended       Weeks Ended
                                                    July 1, 2000      July 3, 1999     July 1, 2000      July 3, 1999
                                                    ------------      ------------     ------------      ------------
Weighted average basic shares outstanding               52,900            46,848           52,900            46,839
Contingently returnable shares and shares issuable
     pursuant to stock option grants                     1,770             2,186            1,746             2,096
                                                        ------            ------           ------            ------
Weighted average diluted shares outstanding             54,670            49,034           54,646            48,935
                                                        ======            ======           ======            ======

5.   COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period. It has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company's Consolidated Balance Sheets consists of foreign currency translation adjustments. Comprehensive income, net of related tax effects, is as follows (in thousands):


                                                      Thirteen           Thirteen      Twenty Six        Twenty Six
                                                    Weeks Ended        Weeks Ended     Weeks Ended       Weeks Ended
                                                    July 1, 2000       July 3, 1999    July 1, 2000      July 3, 1999
                                                    ------------       ------------    ------------      ------------
Net income                                             $ 3,029           $ 1,284          $ 8,818           $ 4,662
Translation adjustment                                   (305)             (112)            (291)             (115)
                                                       -------           -------          -------           -------
Total comprehensive income                             $ 2,724           $ 1,172          $ 8,527           $ 4,547
                                                       =======           =======          =======           =======


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

                                                                                                       Balance per
Thirteen Weeks                                                              Unallocated/                  Condensed
Ended                                                                         Corporate/               Consolidated
July 1, 2000                                   Retail         Wholesale            Other       Statements of Income
------------                                   ------         ---------            -----       --------------------
Net sales                                     $26,558           $30,771     $          -                    $57,329
Operating margin                                4,799            12,014          (7,690)                      9,123
Unallocated costs                                   -                 -          (4,074)                    (4,074)
Income before provision for income taxes            -                 -                -                      5,049

                                                                                                        Balance per
Thirteen Weeks                                                              Unallocated/                  Condensed
Ended                                                                         Corporate/               Consolidated
July 3, 1999                                   Retail         Wholesale            Other       Statements of Income
------------                                   ------         ---------            -----       --------------------
Net sales                                     $16,418           $24,954      $         -                    $41,372
Operating margin                                2,929            10,614          (6,049)                      7,494
Unallocated costs                                   -                 -          (5,354)                    (5,354)
Income before provision for income taxes            -                 -                -                     $2,140

                                                                                                        Balance per
Twenty Six Weeks                                                            Unallocated/                  Condensed
Ended                                                                         Corporate/               Consolidated
July 1, 2000                                   Retail         Wholesale            Other       Statements of Income
------------                                   ------         ---------            -----       --------------------
Net sales                                     $51,275           $68,584      $         -                   $119,859
Operating margin                                9,801            28,279         (15,476)                     22,604
Unallocated costs                                   -                 -          (7,907)                    (7,907)
Income before provision for income taxes            -                 -                -                    $14,697

                                                                                                        Balance per
Twenty Six Weeks                                                            Unallocated/                  Condensed
Ended                                                                         Corporate/               Consolidated
July 3, 1999                                   Retail         Wholesale            Other       Statements of Income
------------                                   ------         ---------            -----       --------------------
Net sales                                     $33,445           $54,517      $         -                    $87,962
Operating margin                                7,415            23,405         (12,262)                     18,558
Unallocated costs                                   -                 -         (10,788)                   (10,788)
Income before provision for income taxes            -                 -                -                     $7,770

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales increased 38.6% to $57.3 million for the thirteen weeks ended July 1, 2000 from $41.4 million for the thirteen weeks ended July 3, 1999; and increased 36.3% to $119.9 million for the twenty-six weeks ended July 1, 2000 from $88.0 million for the twenty-six weeks ended July 3, 1999. This growth was achieved by increasing the number of retail stores, increasing sales in existing retail stores and mail-order operations, and increasing sales to wholesale customers.

Wholesale sales increased 23.3% to $30.8 million for the thirteen weeks ended July 1, 2000 from $25.0 million for the thirteen weeks ended July 3, 1999; and increased 25.8% to $68.6 for the twenty-six weeks ended July 1, 2000 from $54.5 million for the twenty-six weeks ended July 3, 1999. This growth was achieved primarily by increasing sales to existing customers. The Company believes this wholesale sales growth has been and will continue to be positively impacted by continuing to increase sales to existing customers, promotional spending, the addition of new wholesale locations and the anticipated growth of its European operations.

Retail sales increased 61.8% to $26.6 million for the thirteen weeks ended July 1, 2000 from $16.4 million for the thirteen weeks ended July 3, 1999; and increased 53.3% to $51.3 million for the twenty-six weeks ended July 1, 2000 from $33.4 million for the twenty-six weeks ended July 3, 1999. This growth was achieved by increasing the number of retail stores and increasing sales in existing retail stores and mail-order operations. There were 131 retail stores open as of July 1, 2000 compared to 85 retail stores open as of July 3, 1999 and 102 retail stores open as of January 1, 2000. Comparable store and mail-order hub sales increased 20% for the quarter ended July 1, 2000 and increased 17% for the twenty-six weeks ended July 1, 2000. Retail comparable store sales increased 18% for the quarter ended July 1, 2000 and increased 14% for the twenty-six weeks ended July 1, 2000. There were 75 retail stores included in the comparable store base as of July 1, 2000. The Company's continued growth in comp store sales is attributable to the increased number and strong performance of new stores entering the comp store base as well as the strong performance of its existing store base.

GROSS PROFIT

Gross profit increased 37.4% to $31.3 million for the thirteen weeks ended July 1, 2000 from $22.8 million for the thirteen weeks ended July 3, 1999; and increased 35.3% to $65.7 million for the twenty-six weeks ended July 1, 2000 from $48.6 million for the twenty-six weeks ended July 3, 1999. As a percentage of sales, gross profit decreased slightly to 54.6% for the thirteen weeks ended July 1, 2000 from 55.0% for the thirteen weeks ended July 3, 1999; and decreased to 54.8% for the twenty-six weeks ended July 1, 2000 from 55.2% for the twenty-six weeks ended July 3, 1999. The decline in the gross profit rate for the thirteen and twenty-six weeks ended July 1, 2000 was entirely attributable to an increase in distribution expense. The Company's Salt Lake City distribution center, fully operational for the quarter and twenty-six weeks ended July 1, 2000, did not exist as of the period ended July 3, 1999. The Company made a conscious decision to incur these additional expenses to develop its distribution infrastructure in advance of need. It anticipates that, in the long run, these additional expenses will be fully absorbed across a greater volume of activity.

SELLING EXPENSES

Selling expenses increased 56.8% to $14.5 million for the thirteen weeks ended July 1, 2000 from $9.2 million for the thirteen weeks ended July 3, 1999; and increased 55.7% to $27.6 million for the twenty-six weeks ended July 1, 2000 from $17.7 million for the twenty-six weeks ended July 3, 1999. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 25.2% for the thirteen weeks ended July 1, 2000 from 22.3% for the thirteen weeks ended July 3, 1999; and increased to 23.0% for the twenty-six weeks ended July 1, 2000 from 20.2% for the twenty-six weeks ended July 3, 1999. The increase in selling expense in dollars and as a percentage of sales for the thirteen and the twenty-six weeks ended July 1, 2000 was primarily related to the continued growth in the number of retail stores, from 85 as of July 3, 1999 to 131 as of July 1, 2000. Retail sales, which have higher selling expenses as a percent of sales than wholesale sales, represented 46.3% of total sales in the thirteen weeks ended July 1, 2000 compared to 39.7% in the thirteen weeks ended July 3, 1999; and 42.8% of total sales in the twenty-six weeks ended July 1, 2000 compared to 38.0% in the twenty-six weeks ended July 3, 1999. The increase in selling expense as a percentage of sales is also explained by the heavy weighting of new stores. The Company opened 40 stores in the fifty-two weeks ended January 1, 2000 and 29 in the twenty-six weeks ended July 1, 2000. New stores typically generate lower operating margin contributions than stores that have been open for more than one year since fixed costs, as a percent of sales, are higher during the early sales maturation period. In fact, excluding the sales and selling expenses of the 1999 and 2000 store classes from the thirteen and twenty-six weeks ended July 1, 2000, and the sales and selling expenses of the 1999 store class from the thirteen and twenty-six weeks ended July 3, 1999, store selling expense declined as a percent of sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in the administration of support functions, increased 27.1% to $7.7 million for the thirteen weeks ended July 1, 2000 from $6.0 million for the thirteen weeks ended July 3, 1999; and increased 26.2% to $15.5 million for the twenty-six weeks ended July 1, 2000 from $12.3 million for the twenty-six weeks ended July 3, 1999. As a percentage of sales, general and administrative expenses decreased to 13.4% for the thirteen weeks ended July 1, 2000 from 14.6% for the thirteen weeks ended July 3, 1999; and decreased to 12.9% for the twenty-six weeks ended July 1, 2000 from 13.9% for the twenty-six weeks ended July 3, 1999. The increase in general administrative expenses is attributable to the Company's continued investment in building its infrastructure. The decrease in general and administrative expenses as a percentage of sales for the quarter and the twenty-six weeks ended July 1, 2000 was attributable to the Company's leveraging of these expenses over a larger sales base.

INCOME FROM OPERATIONS

Income from operations increased 21.7% to $9.1 million, or 15.9% of net sales, for the thirteen weeks ended July 1, 2000 from $7.5 million, or 18.1% of net sales, for the thirteen weeks ended July 3, 1999; and increased 21.8% to $22.6 million, or 18.9% of net sales, for the twenty-six weeks ended July 1, 2000 from $18.6 million, or 21.1% of net sales, for the twenty-six weeks ended July 3, 1999. The decrease in income from operations as a percent of net sales is due to the higher mix of retail sales, which generate lower operating margin contribution rates than wholesale sales, and to the weighting of young stores. The Company opened 40 stores in the fifty-two weeks ended January 1, 2000 and 29 in the twenty-six weeks ended July 1, 2000. New stores typically generate lower operating margin contributions than stores that have been open for more than one year since fixed costs, as a percent of sales, are higher during the early sales maturation period. As mentioned previously, preopening costs are expensed as incurred.

SEGMENT PROFITABILITY

Segment profitability for the Company's wholesale operations, including Europe, were $12.0 million or 39.0% of wholesale sales for the thirteen weeks ended July 1, 2000 compared to $10.6 million or 42.5% of wholesale sales for the thirteen weeks ended July 3, 1999. For the twenty-six weeks ended July 1, 2000 wholesale operating margins were $28.3 million or 41.2% of wholesale sales compared to $23.4 million or 42.9% of wholesale sales for the twenty-six weeks ended July 3, 1999. The increase in wholesale operating margin dollars for the quarter was entirely attributable to the increase in sales. The decrease in wholesale operating margin rate for the thirteen weeks was primarily attributable to distribution expense. The Company's Salt Lake City distribution center, fully operational during the thirteen weeks ended July 1, 2000, did not exist in the same thirteen week period last year. The increase in wholesale operating margin dollars for the twenty-six week period was entirely attributable to the increase in sales. The decrease in wholesale operating margin rate for the twenty-six weeks ended July 1, 2000 was primarily attributable to distribution expense. The Company's Salt Lake City distribution center, fully operational during the twenty-six weeks ended July 1, 2000, had not begun operations as of July 3, 1999.

Segment profitability for the Company's retail operations were $4.8 million or 18.1% of retail sales for the thirteen weeks ended July 1, 2000 compared to $2.9 million or 17.8% of retail sales for the thirteen weeks ended July 3, 1999; and $9.8 million or 19.1% of retail sales for the twenty-six weeks ended July 1, 2000 compared to $7.4 million or 22.2% of retail sales for the twenty-six weeks ended July 3, 1999. The slight increase in retail operating margin as a percentage of sales for the quarter was attributable to the weighting of new stores. The Company opened 15 stores on a base of 116 in the thirteen weeks ended July 1, 2000 compared to 18 new stores on a base of 67 in the thirteen weeks ended July 3, 1999. The preopening costs associated with new stores are expensed as incurred. The decrease in retail operating margin as a percentage of sales for the twenty-six weeks ended July 1, 2000 is attributable to the heavy weighting of new stores. The Company opened 40 stores in the fifty-two weeks ended January 1, 2000 and 29 in the twenty-six weeks ended July 1, 2000. New stores typically generate lower operating margin contributions than stores that have been open for more than one year since fixed costs, as a percent of sales, are higher during the early sales maturation period.

NET OTHER EXPENSE

Net other expense was $4.1 million, or 7.1% of sales, for the thirteen weeks ended July 1, 2000 compared to $5.4 million, or 12.9% of sales, for the thirteen weeks ended July 3, 1999; and $7.9 million, or 6.6% of sales for the twenty-six weeks ended July 1, 2000 compared to $10.8 million, or 12.3% of sales for the twenty-six weeks ended July 3, 1999. The primary component of the expense in each of these periods was interest expense, which was $4.1 million in the second quarter of 2000 compared to $5.6 million in the second quarter of 1999; and $8.0 million for the twenty-six weeks ended July 1, 2000 compared to $11.4 million for the twenty-six weeks ended July 3, 1999. Interest expense in the thirteen weeks and the twenty-six weeks ended July 1, 2000 was down compared to the same periods last year due to a decrease in total borrowings by the Company. Proceeds from the Company's July 1, 1999 initial public offering together with available cash and $220.0 million of bank borrowings under a new credit facility were used to redeem $320.0 million subordinated debentures on July 7, 1999, thereby reducing debt by approximately $100 million. Debt levels have, however, increased approximately $23.5 million during the first twenty-six weeks of the year compared to the end of the year to support increased seasonal inventory and capital expenditures. On an overall basis, however, the resultant reduction of debt owing to the initial public offering more than outweighed the incremental borrowings for these expenditures.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the thirteen and the twenty-six week periods ended July 1, 2000 and July 3, 1999 was 40%. Management estimates that such rates will remain in place for the entire year based on its current tax structure.

NET INCOME

Net income increased 136.0% to $3.0 million, or 5.3% of sales, for the thirteen weeks ended July 1, 2000 from $1.3 million, or 3.1% of sales, for the thirteen weeks ended July 3, 1999; and increased 89.1% to $8.8 million, or 7.4% of sales, for the twenty-six weeks ended July 1, 2000 from $4.7 million, or 5.3% of sales, for the twenty-six weeks ended July 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $19.1 million compared to January 1, 2000. This decrease was partially attributable to cash used in operating activities of $19.6 million, which includes an increase in inventories of $18.6 million. Capital expenditures for the twenty-six week period ended July 3, 1999 were $23.2 million, primarily related to the capital requirements to open 29 new stores and investments in manufacturing equipment to meet increased production requirements.

The Company opened 29 stores during the twenty-six weeks ended July 1, 2000 and expects to open approximately 16 additional stores in the last two quarters of fiscal 2000. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures, will be approximately $250,000 for each new store. Accordingly, the Company expects to use approximately $4.0 million for store openings during the last two quarters of fiscal 2000. In addition, the Company plans to continue to make investments in manufacturing equipment, information systems, distribution centers and store remodels to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings from its existing revolving line of credit.

As of July 1, 2000 the Company was in compliance with all covenants under its credit facility. Available borrowings under the facility were $66.5 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relate primarily to changes in interest rates. The Company bears this risk in two specific ways. First, it has debt outstanding. At July 1, 2000 there was $211.0 million of debt outstanding, which consisted of $127.5 million in term loans and $83.5 million from its revolving credit facility. Because this debt carries a variable interest rate pegged to market indices, the Company's statements of operations and cash flows are exposed to changes in interest rates.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. Government securities. These are considered to be cash equivalents and are shown that way on the Company's balance sheet. The average balance in such securities was approximately $4.5 million during the twenty-six weeks ended July 1, 2000. Earnings from these cash equivalents totaled $131,000 for the twenty-six weeks ended July 1, 2000.

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

Yankee Candle competes generally for the disposable income of consumers with other producers in the approximately $55 billion giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. Yankee Candle's products compete with other scented and unscented candle products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. The Company's retail stores compete with franchised candle store chains, specialty candle stores and gift and houseware retailers. Some of the Company's competitors are part of large, diversified companies which have greater financial resources and a wider range of product offerings than Yankee Candle does. This competitive environment could adversely affect the Company's future revenues and profits, financial condition and liquidity and its ability to continue to grow its business.

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


                                          THE YANKEE CANDLE COMPANY, INC.




Date:                                     By:
      ---------------------------            -----------------------------------
                                             Robert R. Spellman
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)