Form 10-Q
period 2000-09-30
YANKEE CANDLE CO INC
filed 2000-11-14
CIK 1084242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     September 30, 2000
                               -----------------------

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


The registrant had 54,513,961 shares of Common Stock, par value $.01, outstanding as of November 10, 2000.

                        THE YANKEE CANDLE COMPANY, INC.


                  FORM 10-Q - Quarter Ended September 30, 2000

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. (the "Company") and its subsidiaries or its management "believes", "expects", "anticipates", "plans" and similar expressions that are not statements of historical fact, should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of important factors that could cause The Yankee Candle Company, Inc.'s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in Exhibit 99, "Forward-Looking Information".

                                     Index

ITEM                                                                     PAGE
----                                                                     ----

PART I.  Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          as of September 30, 2000 and January 1, 2000                      3

          Condensed Consolidated Statements of Income
          for the Thirteen Weeks Ended September 30, 2000 and
          October 2, 1999                                                   4

          Condensed Consolidated Statements of Cash Flows for
          the Thirty Nine Weeks ended September 30, 2000 and
          October 2, 1999                                                   5

          Notes to the Condensed Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8

PART II. Other Information

Item 1.   Legal Proceedings                                                15

Item 2.   Changes in Securities and Use of Proceeds                        15

Item 3.   Defaults Upon Senior Securities                                  15

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 5.   Other Information                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                 16

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       September 30, 2000
                                                          (Unaudited)           January 1, 2000
                                                       ------------------       ---------------
ASSETS

Current Assets:
   Cash and cash equivalents                            $    9,630                $   23,569
   Accounts receivable                                      28,261                    13,311
   Inventory                                                45,425                    21,994
   Prepaid expenses and other current assets                 4,852                     3,176
   Deferred tax assets                                       1,852                     1,852
                                                        ----------                ----------
       Total current assets                                 90,020                    63,902

Property, Plant And Equipment, net                          90,471                    65,217
Marketable Securities                                        1,079                       816
Classic Vehicles                                               874                       874
Deferred Financing Costs                                     4,207                     5,093
Deferred Tax Assets                                        150,249                   150,249
Other Assets                                                   533                       323
                                                        ----------                ----------
       Total Assets                                     $  337,433                $  286,474
                                                        ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                     $   20,066                $   14,662
   Accrued interest                                          3,385                     3,186
   Accrued payroll                                           6,683                     6,508
   Accrued income taxes                                      4,618                     5,635
   Other accrued liabilities                                 5,264                     5,611
   Long-term debt, current portion                          30,000                    30,000
                                                        ----------                ----------
       Total current liabilities                            70,016                    65,602

Deferred Compensation Obligation                             1,160                       927
Long-Term Debt - less current portion                      187,010                   157,568

Deferred Rent                                                2,015                       942

Stockholders' Equity
   Common stock                                              1,041                     1,041
   Additional paid-in capital                              224,386                   224,483
   Treasury stock                                         (212,988)                 (212,988)
   Retained earnings                                        66,047                    50,181
   Unearned stock compensation                                (782)                   (1,235)
   Accumulated other comprehensive loss                       (472)                      (47)
                                                        ----------                 ---------
       Total stockholders' equity                           77,232                    61,435
                                                        ----------                ----------
       Total Liabilities And Stockholders' Equity       $  337,433                $  286,474
                                                        ==========                ==========


See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                    Thirteen            Thirteen      Thirty-Nine         Thirty-Nine
                                                 Weeks Ended         Weeks Ended      Weeks Ended         Weeks Ended
                                               September 30,          October 2,    September 30,          October 2,
                                                        2000                1999             2000                1999
                                               -------------         -----------    -------------         -----------
Net sales                                           $ 74,346            $ 59,109        $ 194,205           $ 147,071
Cost of goods sold                                    34,305              25,883           88,479              65,291
                                                    --------            --------        ---------           ---------
Gross profit                                          40,041              33,226          105,726              81,780

Selling expenses                                      15,832              11,324           43,436              29,058
General and administrative expenses                    8,145               6,252           23,622              18,514
                                                    --------            --------        ---------           ---------

Income from operations                                16,064              15,650           38,668              34,208

Interest income                                          (39)                (63)            (150)               (559)
Interest expense                                       4,379               4,106           12,362              15,488
Other (income) expense                                   (21)                 58               13                 (40)
                                                     -------            --------        ---------           ---------

Income before provision
   for income taxes                                   11,745              11,549           26,443              19,319
Provision for income taxes                             4,698               4,620           10,577               7,728
                                                    --------            --------        ---------           ---------

Net income before extraordinary item                   7,047               6,929           15,866              11,591

Extraordinary loss on early retirement of debt,
     (less income tax benefit of $2,108)                  --               3,162               --               3,162
                                                    --------            --------        ---------           ---------

Net income                                          $  7,047            $  3,767        $  15,866           $   8,429
                                                    ========            ========        =========           =========
Historical basic earnings per share
     before extraordinary item                      $   0.13            $   0.13        $    0.30           $    0.24
     extraordinary item                                   --               (0.06)              --               (0.07)
                                                    --------            --------        ---------           ---------
                                                    $   0.13            $   0.07        $    0.30           $    0.17
                                                    ========            ========        =========           =========
Historical diluted earnings per share
     before extraordinary item                      $   0.13            $   0.13        $    0.29           $    0.23
     extraordinary item                                   --               (0.06)              --               (0.06)
                                                    --------            --------        ---------           ---------
                                                       $0.13               $0.07        $    0.29           $    0.17
                                                    ========            ========        =========           =========

Weighted average basic shares outstanding             52,900              52,884           52,900              48,851
Weighted average diluted shares outstanding           54,695              54,661           54,662              50,841



See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                   Thirty-Nine               Thirty-Nine
                                                                   Weeks Ended               Weeks Ended
                                                                   September 30,              October 2,
                                                                       2000                      1999
                                                               -----------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 15,866                  $  8,429

   Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
     Extraordinary loss on early extinguishment of debt                       --                     3,162
     Depreciation and amortization                                         7,403                     4,508
     Unrealized loss on marketable equity securities                          16                        46
     Non-cash stock compensation                                             454                       848
     Loss on disposal of fixed assets and classic vehicles                    33                       116

   Changes in assets and liabilities
     Accounts receivable, net                                            (15,115)                  (11,065)
     Inventory                                                           (24,225)                  (16,589)
     Prepaid expenses and other assets                                    (1,858)                   (1,913)
     Accounts payable                                                      5,357                      (129)
     Accrued expenses and other liabilities                                 (665)                    8,601
                                                                        --------                  --------

     Net cash used in operating activities                               (12,734)                   (3,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (31,851)                  (18,477)
   Proceeds from sale of property and equipment                                4                        26
   Purchase of marketable equity securities                                 (279)                     (293)
   Proceeds from sale of marketable equity securities                         --                       410
                                                                        --------                  --------

   Net cash used in investing activities                                 (32,126)                  (18,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock (net of fees and expenses)         (97)                   97,041
   Proceeds from long term borrowings                                     53,015                   225,254
   Proceeds from other financing activities                                  579                        --
   Principal payments on long-term debt and capital
     lease obligations                                                   (22,500)                 (320,000)
   Payments for deferred financing costs                                      --                    (4,804)
   Payments for redemption of common stock                                    --                      (540)
   Proceeds from repayment on capital subscription receivable                 --                     1,084
                                                                        --------                 ---------
     Net cash provided by (used in) financing activities                  30,997                    (1,965)

EFFECT OF EXCHANGE RATE ON CASH                                              (76)                      134
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (13,939)                  (24,151)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            23,569                    30,411
                                                                        --------                 ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  9,630                 $   6,260
                                                                        ========                 =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                             $ 11,327                 $  14,797
   Income taxes                                                         $ 11,778                 $     680


See notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information included herein is unaudited; however, in the opinion of management such information contains all adjustments necessary for a fair presentation of the results for such periods. In addition, the Company believes such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fifty-two weeks ending December 30, 2000.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fifty-two weeks ended January 1, 2000.

2.   INVENTORIES

Inventory quantities are substantiated through the completion of quarter end physical inventory counts. Inventories are stated at the lower of cost or market on a last-in, first-out ("LIFO") basis.

The components of inventory were as follows:

                                       September 30,           January 1,
                                                2000                 2000
                                       -------------           ----------
Finished goods                               $39,498              $17,579
Work in process                                  229                  196
Raw materials                                  5,698                4,219
                                             -------              -------
Total Inventory                              $45,425              $21,994
                                             =======              =======

3.   INCOME TAXES

The Company's effective tax rate in the third quarter of fiscal 2000 and the third quarter of fiscal 1999 was 40%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year.

4.   EARNINGS PER SHARE

Under SFAS No. 128, the Company provides dual presentation of earnings per share ("EPS") on a basic and diluted basis. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options. The Company's granting of certain stock options resulted in the potential dilution of basic EPS. The following summarizes the effects of the issuance of dilutive securities on weighted average shares. There were 79,000 anti-dilutive options outstanding at September 30, 2000 and zero as of October 2, 1999.


                                                      Thirteen          Thirteen      Thirty-Nine       Thirty-Nine
                                                   Weeks Ended       Weeks Ended      Weeks Ended       Weeks Ended
                                                 September 30,        October 2,    September 30,        October 2,
                                                          2000              1999             2000              1999
                                                 -------------       -----------    -------------       -----------
Weighted average basic shares outstanding               52,900            52,884           52,900            48,851
Contingently returnable shares and shares
     issuable pursuant to stock option grants            1,795             1,777            1,762             1,990
                                                        ------            ------           ------            ------
Weighted average diluted shares outstanding             54,695            54,661           54,662            50,841
                                                        ======            ======           ======            ======

5. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period. It has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company's Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments. Comprehensive income, net of related tax effects, is as follows (in thousands):


                                                      Thirteen          Thirteen      Thirty-Nine       Thirty-Nine
                                                   Weeks Ended       Weeks Ended      Weeks Ended       Weeks Ended
                                                 September 30,        October 2,    September 30,        October 2,
                                                          2000              1999             2000              1999
                                                 -------------       -----------    -------------       -----------
Net income                                             $ 7,047           $ 3,767         $ 15,866           $ 8,429
Translation adjustment                                    (134)              214             (425)               99
                                                         -----               ---            -----                --
Total comprehensive income                             $ 6,913           $ 3,981         $ 15,441           $ 8,528
                                                       =======           =======         ========           =======

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


                                                                                                        Balance per
Thirteen Weeks                                                              Unallocated/                  Condensed
Ended                                                                         Corporate/               Consolidated
September 30, 2000                             Retail         Wholesale            Other       Statements of Income
------------------                             ------         ---------     ------------       --------------------
Net sales                                     $35,976           $38,370        $     --                    $ 74,346
Gross profit                                   22,944            17,097              --                      40,041
Operating margin                                9,035            15,174          (8,145)                     16,064
Unallocated costs                                  --                --          (4,319)                     (4,319)
Income before provision for income taxes           --                --              --                      11,745

                                                                                                        Balance per
Thirteen Weeks                                                              Unallocated/                  Condensed
Ended                                                                         Corporate/               Consolidated
October 2, 1999                                Retail         Wholesale            Other       Statements of Income
---------------                                ------         ---------     ------------       --------------------
Net sales                                     $24,484           $34,625        $     --                     $59,109
Gross profit                                   16,255            16,971              --                      33,226
Operating margin                                6,500            15,402          (6,252)                     15,650
Unallocated costs                                  --                --          (4,101)                     (4,101)
Income before provision for income taxes           --                --              --                     $11,549


                                                                                                        Balance per
Thirty-Nine Weeks                                                           Unallocated/                  Condensed
Ended                                                                         Corporate/               Consolidated
September 30, 2000                             Retail         Wholesale            Other       Statements of Income
------------------                             ------         ---------     ------------       --------------------
Net sales                                     $87,251          $106,954        $     --                    $194,205
Gross profit                                   56,272            49,454              --                     105,726
Operating margin                               18,877            43,413         (23,622)                     38,668
Unallocated costs                                  --                --         (12,225)                    (12,225)
Income before provision for income taxes           --                --              --                    $ 26,443



                                                                                                        Balance per
Thirty-Nine Weeks                                                           Unallocated/                  Condensed
Ended                                                                         Corporate/               Consolidated
October 2, 1999                                Retail         Wholesale            Other       Statements of income
---------------                                ------         ---------     ------------       --------------------
Net sales                                     $57,930           $89,141        $     --                    $147,071
Gross profit                                   38,307            43,473              --                      81,780
Operating margin                               13,912            38,810         (18,514)                     34,208
Unallocated costs                                  --                --         (14,889)                    (14,889)
Income before provision for income taxes           --                --              --                    $ 19,319

7. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 will be effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

In December, 1999 the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB clarifies certain elements of revenue recognition. Since December, the SEC has issued several amendments that have effectively postponed the implementation date until the fourth quarter of fiscal 2000. Management currently believes that the implementation of the SAB will not have a material impact on the Company's financial statements.

In July, 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The Consensus specifically stated that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It also stated that costs incurred for shipping and handling should be classified as costs of goods sold. It is currently the Company's policy to record shipping and handling revenue and shipping and handling costs as a component of net revenue. The Company is required to adopt this Consensus in the fourth quarter of fiscal 2000 and is currently evaluating the impact this Consensus will have on its consolidated statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales increased 25.8% to $74.3 million for the thirteen weeks ended September 30, 2000 from $59.1 million for the thirteen weeks ended October 2, 1999; and increased 32.0% to $194.2 million for the thirty-nine weeks ended September 30, 2000 from $147.1 million for the thirty-nine weeks ended October 2, 1999. This growth was achieved by increasing the number of retail stores, increasing sales in existing retail stores and mail-order operations, and increasing sales to wholesale customers.

Wholesale sales increased 10.8% to $38.4 million for the thirteen weeks ended September 30, 2000 from $34.6 million for the thirteen weeks ended October 2, 1999; and increased 20.0% to $107.0 for the thirty-nine weeks ended September 30, 2000 from $89.1 million for the thirty-nine weeks ended October 2, 1999. This growth was achieved primarily by increasing sales to existing customers. The Company believes wholesale sales growth has been and will continue to be positively impacted by continuing to increase sales to existing customers, promotional spending, the addition of new wholesale locations and the anticipated growth of its European operations.

Retail sales increased 46.9% to $36.0 million for the thirteen weeks ended September 30, 2000 from $24.5 million for the thirteen weeks ended October 2, 1999; and increased 50.6% to $87.3 million for the thirty-nine weeks ended September 30, 2000 from $57.9 million for the thirty-nine weeks ended October 2, 1999. This growth was achieved by increasing the number of retail stores and increasing sales in existing retail stores. Mail-order operations also continued to show period over period growth. There were 142 retail stores open as of September 30, 2000 compared to

96 retail stores open as of October 2, 1999 and 102 retail stores open as of January 1, 2000. Comparable store and mail-order hub sales increased
18% for the quarter ended September 30, 2000 and increased 17% for the thirty-nine weeks ended September 30, 2000. Retail comparable store sales increased 14% for both the quarter and the thirty-nine weeks ended September 30, 2000. There were 92 retail stores included in the comparable store base as of September 30, 2000. The Company's continued growth in comp store sales is attributable to the increased number and strong performance of new stores entering the comp store base as well as the strong performance of its existing store base.

GROSS PROFIT

Gross profit increased 20.5% to $40.0 million for the thirteen weeks ended September 30, 2000 from $33.2 million for the thirteen weeks ended October 2, 1999; and increased 29.3% to $105.7 million for the thirty-nine weeks ended September 30, 2000 from $81.8 million for the thirty-nine weeks ended October 2, 1999. As a percentage of sales, gross profit decreased to 53.9% for the thirteen weeks ended September 30, 2000 from 56.2% for the thirteen weeks ended October 2, 1999; and decreased to 54.4% for the thirty-nine weeks ended September 30, 2000 from 55.6% for the thirty-nine weeks ended October 2, 1999. The decline in the gross profit rate for the thirteen and thirty-nine weeks ended September 30, 2000 was entirely attributable to an increase in distribution expense. This increase was the result of two factors. First, the Company's Salt Lake City distribution center, fully operational for the quarter and thirty-nine weeks ended September 30, 2000, had only been operational for five weeks during the same periods last year. The Company made a conscious decision to incur these additional expenses to develop its distribution infrastructure in advance of need. It anticipates that, in the long run, these additional expenses will be fully absorbed across a greater volume of activity. Second, the Company incurred approximately $1.3 million of unexpected distribution costs due to inefficiencies created by its new distribution software. These inefficiencies, which resulted in an increase in the number of shipments in the quarter and the average distribution cost of each order, were corrected by the end of the quarter.

SELLING EXPENSES

Selling expenses increased 39.8% to $15.8 million for the thirteen weeks ended September 30, 2000 from $11.3 million for the thirteen weeks ended October 2, 1999; and increased 49.5% to $43.4 million for the thirty-nine weeks ended September 30, 2000 from $29.1 million for the thirty-nine weeks ended October 2, 1999. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 21.3% for the thirteen weeks ended September 30, 2000 from 19.2% for the thirteen weeks ended October 2, 1999; and increased to 22.4% for the thirty-nine weeks ended September 30, 2000 from 19.8% for the thirty-nine weeks ended October 2, 1999. The increase in selling expense in dollars and as a percentage of sales for the thirteen and the thirty-nine weeks ended September 30, 2000 was due to the continued growth in the number of retail stores, from 96 as of October 2, 1999 to 142 as of September, 2000. Retail sales, which have higher selling expenses as a percentage of sales than wholesale sales, represented 48.4% of total sales in the thirteen weeks ended September 30, 2000 compared to 41.4% in the thirteen weeks ended October 2, 1999; and 44.9% of total sales in the thirty-nine weeks ended September 30, 2000 compared to 39.4% in the thirty-nine weeks ended October 2, 1999. The Company opened 40 stores in the fifty-two weeks ended January 1, 2000 and 40 in the thirty-nine weeks ended September 30, 2000. New stores typically generate lower operating margin contributions than stores that have been open for more than one year since fixed costs, as a percentage of sales, are higher during the early sales maturation period. In fact, excluding the sales and selling expenses of the 1999 and 2000 store classes from the thirteen and thirty-nine weeks ended September 30, 2000, and the sales and selling expenses of the 1999 store class from the thirteen and thirty-nine weeks ended October 2, 1999, store selling expense declined as a percent of sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in the administration of support functions, increased 30.3% to $8.1 million for the thirteen weeks ended September 30, 2000 from $6.3 million for the thirteen weeks ended October 2, 1999; and increased 27.6% to $23.6 million for the thirty-nine weeks ended September 30, 2000 from $18.5 million for the thirty-nine weeks ended October 2, 1999. As a percentage of sales, general and administrative expenses increased slightly to 11.0% for the thirteen weeks ended September 30, 2000 from 10.6% for the thirteen weeks ended October 2, 1999; and decreased to 12.2% for the thirty-nine weeks ended September 30, 2000 from 12.6% for the thirty-nine weeks ended October 2, 1999. The increase in general and administrative expense in dollars is attributable to the Company's continued investment in building its infrastructure. The slight increase in general and administrative expenses as a percentage of sales in the thirteen weeks ended September 30, 2000 was mainly attributable to the amortization of development and consulting costs incurred in connection with the Company's improved web-site, which went live on September 1, 2000. The decrease in general and administrative expenses as a percentage of sales for the thirty-nine weeks ended September 30, 2000 is attributable to the Company's leveraging of these expenses over a larger sales base.

INCOME FROM OPERATIONS

Income from operations increased 2.6% to $16.1 million, or 21.6% of sales, for the thirteen weeks ended September 30, 2000 from $15.7 million, or 26.5% of sales, for the thirteen weeks ended October 2, 1999; and increased 13.0% to $38.7 million, or 19.9% of sales, for the thirty-nine weeks ended September 30, 2000 from $34.2 million, or 23.3% of sales, for the thirty-nine weeks ended October 2, 1999. The decrease in income from operations as a percentage of sales is due mainly to the higher mix of retail sales, which typically generate lower operating margin contribution rates during the first three quarters of each fiscal year than wholesale sales, and to the weighting of young stores. New stores typically generate lower operating margin contributions than stores that have been open for more than one year since fixed costs, as a percent of sales, are higher during the early sales maturation period. As mentioned previously, preopening costs are expensed as incurred.

SEGMENT PROFITABILITY

Segment profitability for the Company's wholesale operations, including Europe, was $15.2 million or 39.5% of wholesale sales for the thirteen weeks ended September 30, 2000 compared to $15.4 million or 44.5% of wholesale sales for the thirteen weeks ended October 2, 1999. For the thirty-nine weeks ended September 30, 2000 wholesale segment profitability was $43.4 million or 40.6% of wholesale sales compared to $38.8 million or 43.5% of wholesale sales for the thirty-nine weeks ended October 2, 1999. The decrease in wholesale segment profitability dollars and as a percentage of sales for the quarter was attributable to an increase in distribution expense. The Company's Salt Lake City distribution center, fully operational during the thirteen weeks ended September 30, 2000, was only operational for five weeks during the same quarter last year. In addition, the aforementioned inefficiencies caused by the Company's new distribution software resulted in approximately $1.3 million of unexpected costs. The increase in wholesale segment profitability dollars for the thirty-nine week period was entirely attributable to the increase in sales. The decrease in the wholesale segment profitability rate for the thirty-nine weeks ended September 30, 2000 was attributable to increased distribution expense due to inefficiencies resulting from the implementation of new distribution software and the Company's Salt Lake City distribution center, which became operational on August 30, 1999.

Segment profitability for the Company's retail operations was $9.0 million or 25.1% of retail sales for the thirteen weeks ended September 30, 2000 compared to $6.5 million or 26.5% of retail sales for the thirteen weeks ended October 2, 1999; and $18.9 million or 21.6% of retail sales for the thirty-nine weeks ended September 30, 2000 compared to $13.9 million or 24.0% of retail sales for the thirty-nine weeks ended October 2, 1999. The decrease in retail segment profitability as a percentage of sales for the quarter was attributable to an increase in distribution expense. Distribution expense, which is allocated to both segments, had an unfavorable impact on the retail segment profitability rate due to inefficiencies resulting from the implementation of new distribution software and timing of the Company's Salt Lake City distribution center as described above. Excluding distribution expense, retail segment profitability increased as a percentage of sales for the thirteen weeks ended September 30, 2000. The decrease in retail segment profitability as a percentage of sales for the thirty-nine weeks ended September 30, 2000 is due distribution expense as well as the to the heavy weighting of new stores. The Company opened 40 stores in the fifty-two weeks ended January 1, 2000 and 40 in the thirty-nine weeks ended September 30, 2000. In addition to preopening costs, which are expensed as incurred, new stores typically generate lower operating margin contributions than stores that have been open for more than one year since fixed costs, as a percent of sales, are higher during the early sales maturation period.

NET OTHER EXPENSE

Net other expense was $4.3 million, or 5.8% of sales, for the thirteen weeks ended September 30, 2000 compared to $4.1 million, or 6.9% of sales, for the thirteen weeks ended October 2, 1999; and $12.2 million, or 6.3% of sales for the thirty-nine weeks ended September 30, 2000 compared to $14.9 million, or 10.1% of sales for the thirty-nine weeks ended October 2, 1999. The primary component of the expense in each of these periods was interest expense, which was $4.4 million in the third quarter of 2000 compared to $4.1 million in the third quarter of 1999; and $12.4 million for the thirty-nine weeks ended September 30, 2000 compared to $15.5 million for the thirty-nine weeks ended October 2, 1999. Interest expense was higher in the thirteen weeks due mainly to an increase in interest rates. The Company ended the quarter with $217 million in total debt compared to $225 million as of October 2, 1999. Net of cash and equivalents, total borrowings were $207 million as September 30, 2000 compared to $219 million as of October 2, 1999. Interest expense for the thirty-nine weeks ended September 30, 2000 was down compared to the same period last year due to a decrease in average debt outstanding for that period. Proceeds from the Company's July 1, 1999 initial public offering together with available cash and $220.0 million of bank borrowings under a new credit facility were used to redeem $320.0 million subordinated debentures on July 7, 1999, thereby reducing debt by approximately $100 million. Debt levels have, however, increased approximately $29.4 million during the thirty-nine weeks ended September 30, 2000 compared to the end of the year to support seasonal inventory requirements and capital expenditures. On an overall basis, however, the reduction of debt owing to the initial public offering more than outweighed the incremental borrowings for these expenditures.


PROVISION FOR INCOME TAXES

The Company's effective tax rate for the thirteen and the thirty-nine week period ended September 30, 2000 and October 2, 1999 was 40%. Management estimates that such rates will continue for the entire year based on its current tax structure.

NET INCOME

Net income before extraordinary item was $7.0 million, or 9.5% of sales, for the thirteen weeks ended September 30, 2000 compared to $6.9 million, or 11.7% of sales, for the thirteen weeks ended October 2, 1999; and $15.9 million, or 8.2% of sales, for the thirty-nine weeks ended September 30, 2000 compared to $11.6 million, or 7.9% of sales, for the thirty-nine weeks ended October 2, 1999. The extraordinary item represents the write-off of deferred financing fees, net of tax, related to the Company's $320.0 million subordinated debentures redeemed on July 7, 1999. Net income was $7.0 million, or 9.5% of sales, for the thirteen weeks ended September 30, 2000 compared to $3.8 million, or 6.4% of sales, for the thirteen weeks ended October 2, 1999; and $15.9 million, or 8.2% of sales, for the thirty-nine weeks ended September 30, 2000 compared to $8.4 million, or 5.7% of sales, for the thirty-nine weeks ended October 2, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 will be effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

In December, 1999 the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB clarifies certain elements of revenue recognition. Since December, the SEC has issued several amendments that have effectively postponed the implementation date until the fourth quarter of fiscal 2000. Management currently believes that the implementation of the SAB will not have a material impact on the Company's financial statements.

In July, 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The Consensus specifically stated that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It also stated that costs incurred for shipping and handling should be classified as costs of goods sold. It is currently the Company's policy to record shipping and handling revenue and shipping and handling costs as a component of net revenue. The Company is required to adopt this Consensus in the fourth quarter of fiscal 2000 and is currently evaluating the impact this Consensus will have on its consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $13.9 million compared to January 1, 2000. This decrease was partially attributable to cash used in operating activities of $12.7 million, which includes an increase in inventories of $24.2 million. Of the total increase in inventory, $9.7 million was attributable to the continued ramping up of the Company's Salt Lake City distribution center to enable this facility to efficiently serve a greatly expanded geography of wholesale and retail customers. Historically the Company has always built inventories in the third quarter of the year in order to satisfy holiday demand. Management believes that inventory levels will decrease substantially in the fourth quarter of fiscal 2000. Capital expenditures for the thirty-nine week period ended September 30, 2000 were $31.9 million, primarily related to the capital requirements to open 40 new stores and investments in manufacturing equipment to meet increased production requirements.

The Company opened 40 stores during the thirty-nine weeks ended September 30, 2000 and expects to open approximately 5 additional stores in the last quarter of fiscal 2000. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures, will be approximately $250,000 for each new store. Accordingly, the Company expects to use approximately $1.3 million for store openings during the last quarter of fiscal 2000. In addition, the Company plans to continue to make investments in manufacturing equipment, information systems, distribution centers and store remodels to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through available cash and operating cash flow.

As of September 30, 2000 the Company was in compliance with all covenants under its credit facility. Funds available to be borrowed under the facility as of September 30, 2000 were $53.0 million.

The Company expects that its current cash and cash equivalents, cash flow from operations and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other recurring operational cash needs for the next twelve months.

IMPACT OF INFLATION

The Company does not believe inflation has had a significant impact on its operations. The prices of its products have not varied based on the movement of the consumer price index. The majority of material and labor costs are not materially affected by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relate primarily to changes in interest rates. The Company bears this risk in two specific ways. First, it has debt outstanding. At September 30, 2000 there was $217.0 million of debt outstanding, which consisted of $120.0 million in term loans and $97.0 million from its revolving credit facility. Because this debt carries a variable interest rate pegged to market indices, the Company's statements of operations and cash flows are exposed to changes in interest rates.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. Government securities. These are considered to be cash equivalents and are shown that way on the Company's balance sheet. The average balance in such securities was approximately $3.8 million during the thirty-nine weeks ended September 30, 2000. Earnings from these cash equivalents totaled $162,000 for the thirty-nine weeks ended September 30, 2000.

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

FORWARD-LOOKING INFORMATION

Any statements in this document about future expectations, plans and prospects for the Company, including statements containing the words "believes," "anticipates," "plans," "expects," "will," and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. There are a number of factors that might cause the Company's actual results to differ significantly from the results reflected by those forward-looking statements. In addition to factors generally affecting the political, economic and competitive conditions in the United States and abroad, such factors include those set forth below.

THE COMPANY MAY NOT BE ABLE TO GROW ITS BUSINESS AS PLANNED.

Yankee Candle intends to continue to pursue a business strategy of increasing sales and earnings by expanding its retail and wholesale operations both in the United States and internationally. The Company's retail growth strategy depends in large part on its ability to open new stores in both existing and new geographic markets. Because Yankee Candle's ability to implement its growth strategy successfully will depend in part on factors beyond its control, including changes in consumer preferences and in its competitive environment, the Company may not be able to achieve its planned growth or sustain its financial performance. Yankee Candle's ability to anticipate changes in the candle and giftware industries, and identify industry trends will be critical factors in its ability to remain competitive. The

Company expects that, as it grows, it will become more difficult to maintain the Company's growth rate. The Company cannot give assurances that it will continue to grow at a rate comparable to Yankee Candle's historic growth rate or that its historic financial performance will continue as the Company grows.

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

At September 30, 2000 there was $217.0 million of debt outstanding, which consisted of $120.0 million in term loans and $97.0 million from its revolving credit facility. Although Yankee Candle believes that its cash flow from operations and its available financing should be sufficient to meet its anticipated requirements for growing the business and servicing its debt, the Company's level of long-term indebtedness could reduce funds available to grow its business in the future.

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

SEASONAL AND QUARTERLY FLUCTUATIONS IN THE COMPANY'S BUSINESS COULD AFFECT THE MARKET FOR ITS COMMON STOCK.

Yankee Candle's revenues and operating results vary from quarter to quarter. The Company has historically realized higher revenues and operating income in its fourth quarter, particularly in its retail business, which is becoming a larger portion of the Company's sales. Yankee Candle believes that this has been due primarily to an increase in giftware industry sales during the holiday season of the fourth quarter. As a result of this seasonality, the Company believes that quarter to quarter comparisons of its operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, Yankee Candle may also experience quarterly fluctuations in its revenues and income depending on various factors, including, among other things, the number of new retail stores the Company opens in a particular quarter, changes in the ordering patterns of our wholesale customers during a particular quarter, and the mix of products sold. Most of the Company's operating expenses, such as rent expense, advertising and promotional expense and employee wages and salaries, do not vary directly with revenues and are difficult to adjust in the short term. As a result, if revenues for a particular quarter are below the Company's expectations, the Company could not proportionately reduce operating expenses for that quarter, and therefore this revenues shortfall would have a disproportionate effect on the Company's operating results for that quarter. As a result of these factors, Yankee Candle may report in the future revenues and operating results that do not match the expectations of market analysts and investors. This could cause the trading price of the Company's common stock to fluctuate.

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

Item 1.       Legal Proceedings
              Not Applicable

Item 2.       Changes in Securities and Use of Proceeds
              Not Applicable

Item 3.       Defaults Upon Senior Securities
              Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders

              The Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting") on June 1, 2000. At the Annual Meeting, the following matters were submitted to a vote of the stockholders and the following actions were taken with respect thereto:

              The stockholders elected Theodore J. Forstmann, Michael S. Ovitz and Jamie C. Nicholls as Class I Directors of the Company, to serve until the 2003 Annual Meeting of Stockholders or until their successors are duly elected and qualified. Holders of 53,121,696 shares of common stock voted to elect Mr. Forstmann. Holders of 53,160,127 shares of common stock voted to elect Mr. Ovitz. Holders of 53,121,140 shares of common stock voted to elect
              Ms. Nicholls.

              The stockholders voted to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year by a vote 53,159,039 shares of common stock in favor, 7,707 shares of common stock against, and 6,476 shares of common stock abstaining.

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



                                          THE YANKEE CANDLE COMPANY, INC.



Date:  11/14/00                           By: /s/ Robert R. Spellman
     ------------------------------          ----------------------------------
                                             Robert R. Spellman
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)