Form 10-K
period 2000-12-30
YANKEE CANDLE CO INC
filed 2001-03-29
CIK 1084242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE                NEW YORK STOCK EXCHANGE, INC.
    (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE WHERE REGISTERED)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [ ]

     Based on the closing sale price of $13.09 on March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $189,607,354.

     On March 26, 2001 there were outstanding 54,513,961 shares of the Registrant's Common Stock.

     Documents incorporated by reference (to the extent indicated herein):

            Registrant's proxy statement (specified portions) with respect to the annual meeting of stockholders to be held on June 13, 2001 are incorporated into Part III.

================================================================================

     This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. (the "Company") and its subsidiaries or its management "believes", "expects", "anticipates", "plans" and similar expressions that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results."


                                TABLE OF CONTENTS

Item                                                                                Page
----                                                                                ----
                                     PART I
   1.    Business ....................................................................2
   2.    Properties ..................................................................8
   3.    Legal Proceedings ..........................................................11
   4.    Submission of Matters to a Vote of Security Holders.........................11

                                     PART II
   5.    Market for Registrant's Common Equity and Related Stockholder Matters.......12
   6.    Selected Financial Data ....................................................13
   7.    Management's Discussion and Analysis of Financial Condition and Results
         of Operations...............................................................15
  7A.    Quantitative and Qualitative Disclosures About Market Risks.................24
   8.    Financial Statements and Supplementary Data ................................25
   9.    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ...................................................... 50

                                    PART III
  10.    Directors and Executive Officers of the Registrant .........................50
  11.    Executive Compensation .....................................................50
  12.    Security Ownership of Certain Beneficial Owners and Management .............50
  13.    Certain Relationships and Related Transactions .............................50

                                    PART IV
  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........50

                                     PART I

ITEM 1.  BUSINESS

The Yankee Candle Company, Inc. and subsidiaries ("Yankee Candle" or "the Company") is the leading designer, manufacturer, wholesaler and retailer of premium scented candles in the growing giftware industry. The Company has a 31-year history of offering its distinctive products and marketing them as affordable luxuries and consumable gifts. Yankee Candle products are available in more than 150 fragrances and include a wide variety of jar candles, Samplers(R) votive candles, pillars, tapers, Tarts(R) wax potpourri and other candle products, marketed as Yankee Candle(R) branded products primarily under the trade names Housewarmer(R), Country Kitchen(R), Country Classics(TM), Aroma Formula(TM), Flickers(TM) and Frosted Favorites(TM). The Company also sells a wide range of candle accessories. The Company sells its products through several channels including wholesale customers who operate approximately 12,900 gift store locations nationwide, 147 Company-operated retail stores in 35 states as of December 30, 2000, direct mail catalogs, its Internet website (www.yankeecandle.com), international distributors and its distribution center located in the United Kingdom. The Company has grown significantly during the last five years, with net sales increasing from $115.2 million in 1996 to $338.8 million for the fifty-two weeks ended December 30, 2000 ("2000"), a compound annual growth rate of 31%.

INDUSTRY OVERVIEW

Yankee Candle operates in the rapidly growing scented candle segment of the giftware industry. The giftware industry has grown consistently since the early 1990's and generated U.S. sales of $55.0 billion in 1999, according to Unity Marketing, an independent market research firm specializing in the giftware industry. Industry sources also estimate that the domestic market for candles has grown on average 10% to 15% per year since the early 1990's to reach $2.3 billion in 1999 according to the National Candle Association, an industry trade association. The scented candle segment, in which the Company competes, represents the fastest growing part of the candle and home fragrancing industry. Based on a report by Kline & Company, an international consulting firm, the retail market for scented candles in 1999 was estimated to be $2.1 billion.

The scented candle market is expected to continue to grow based on several positive industry factors:

   - Favorable consumer trends, including the aging of baby boomers and increased spending on home decor. Consumers are drawn to candles because they create a relaxing home environment.

   - Consumers are increasingly buying candles as an attractive gift item. According to Unity Marketing, 77% of candle customers also bought candles as gifts in 1998.

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

PRODUCTS

The Company develops and introduces new products and fragrances throughout the year. It currently offers approximately 2,000 SKUs of Yankee Candle manufactured products. Most products are marketed as Yankee Candle(R) branded products primarily under the trade names Housewarmer(R), Country Kitchen(R), Country Classics(TM), Aroma Formula(TM), Flickers(TM) and Frosted Favorites(TM) and include the following product styles:

   - Jar Candles--scented candles in decorative glass jars; available in 22 oz., 14.5 oz., 7.5 oz. and 3.7 oz. sizes and in various styles of glass jars.

   -  Samplers(R) votive candles -- ideal for sampling different fragrances.

   -  Scented Tapers -- the oldest candle style, dipped more than 30 times.

   -  Scented Ionic(R) Pillars (grooved).

   -  Standard Pillars (smooth) -- both scented and unscented.

   -  Textured Pillars - both scented and unscented.

   - Tarts(R) wax potpourri -- scented wax without wicks that releases its fragrance when melted and warmed in a potpourri pot.

   - Scented Tea Lights--small, colored and scented candles in clear cups made for home fragrancing.

   - Tart(R) Warmers -- white unscented candles in aluminum cups made for potpourri pots.

   - Kindle Candles(R)-- unscented wax in a paper cup for use in a fireplace or campfire as a firestarter.

   - Car Jars(R) air fresheners - air fresheners in the shape of Yankee's distinctive Housewarmer(R) jars, available in several of the Company's more popular fragrances.

These candle products are available in a wide range of fragrances and colors. Currently, the Company's retail stores, depending on store size, generally offer approximately 150 fragrances, with approximately 75 of the best-selling fragrances available nationwide to its wholesale customers. In addition to distinctive fragrances, the Company promotes its brand through consistent product packaging and labeling and the use of a distinctive trade dress. The Yankee Candle name is typically embossed on the top of its glass containers and is displayed on every product. The Company also packages its products in attractive gift baskets and holders for sale in its retail stores. Numerous candle-related accessories are offered at its retail stores in a variety of styles, sizes and shapes.

The Company seeks to maintain a moderate price for almost all of its products in order to reinforce customer perception of its products as highly affordable. As a result, retail prices for most candle products currently range from $0.99 for Wax Potpourri Tarts(R) to $19.99 for 22 oz. jar candles.

WHOLESALE OPERATIONS

The Company's domestic wholesale operations serve an extensive base of retailers primarily consisting of small, independent and credit-worthy gift store retailers, that operated approximately 12,900 locations in 50 states at the end of 2000. Approximately 90% of these locations are not in malls. From 1998 to 2000, sales to wholesale customers have grown at a compound annual growth rate of 23% from $107.5 million to $163.5 million. Yankee Candle's strong brand name, the popularity and profitability of its products, and its emphasis on customer service and support programs have established Yankee Candle as the top selling brand for many of its wholesale customers. According to Giftbeat, an independent publication that monitors the gift industry, Yankee Candle continues to rank number one in specialty gift store candle sales across the United States, and is the top seller in each of the four regions of the country within the specialty gift store industry as well. The Company has consistently been ranked number one in these categories since 1993, when Giftbeat first began publishing these surveys. Moreover, Yankee Candle products are ranked number one in customer reorders across the entire gift industry and have consistently ranked first or second (behind only Beanie Babies) in this category since 1993. Approximately 70% of the Company's wholesale customers have been customers for over five years. No individual wholesale buying group accounts for more than approximately 6% of the Company's wholesale sales.

The Company actively seeks to increase the average size and frequency of wholesale orders through its innovative display system, promotional programs, new products and telemarketing activities. The Company's primary "Shop Within A Shop" display system presents Yankee Candle products vertically by fragrance and horizontally by color in a distinctive wood hutch. This display system enhances Yankee Candle's brand recognition in the marketplace and the Company believes that it positively impacts the Company's wholesale sales.

The Company employs a selective dealer approval process, designed to create consistent standards for all of its wholesale customers. As a result of these high credit standards, the Company had a bad debt expense of 0.08% of wholesale sales in 2000. The Company also utilizes a dedicated in-house direct sales force to service its wholesale customers. The direct sales force has enabled the Company to gain greater control over the sales process, provide customers with better and more accurate information, faster order turn-around and improved customer service, create more consistent merchandising nationwide and reduce costs.

The Company expanded its international wholesale business with the opening of a Company-operated 27,000 square foot distribution center in Bristol, England in January, 1999. By the end of 2000, business relationships had been established with approximately 1,150 UK direct accounts, approximately 100 direct accounts on the European continent and 17 distributors covering 20 countries. The size of the European candle market has been estimated at $1 billion annually.

RETAIL OPERATIONS

Retail Stores

The Company's retail operations include retail stores, catalog and Internet operations and Chandler's restaurant. From 1998 to 2000, retail sales have grown at a 47% compound annual growth rate from $81.2 million to $175.3 million.

The Company opened 45 new retail stores and entered 5 new states during 2000 and ended the year with 147 retail stores in 35 states. Premium malls, and to a lesser extent, strip centers and tourist destinations are targeted for new store development. There were 111 mall and 36 non-mall locations at the end of 2000. The Company currently plans to open 45 additional stores and enter 3 new states in 2001.

The non-mall store count includes the Company's flagship South Deerfield, MA store, which is a unique store. This store is the world's largest candle and Christmas store with over 90,000 square feet of retail and entertainment space. This store promotes Yankee Candle's image and culture and is an important testing ground for new product introductions. The store carries over 20,000 SKUs of gift items supplied by over 750 vendors, and generates 65% of its revenues from the sale of Yankee Candle products. This store is a major tourist destination, attracting an estimated 2.5 million visitors annually. It provides visitors with a total shopping and entertainment experience and includes the Yankee Candlemaking Museum, the Yankee Candle Car Museum and the 240-seat Chandler's restaurant.

Excluding the flagship store, the target size for retail stores is 1,500 to 2,000 square feet. The average store size for the 146 retail stores, excluding the flagship store, at the end of 2000 was 1,645 square feet. These stores are designed with a warm, home-like atmosphere to attract customers and provide a convenient and enjoyable shopping experience. Each store has candle displays sorted by color, fragrance type and product category. The store design uses rich wood and other traditional elements to convey a high quality image that complements our product and company identity. The display fixtures hold sufficient inventory to support fast turning sales at peak season. These stores, depending on store size, generally offer approximately 150 fragrances and carry approximately 1,200 SKUs of candles and approximately 300 SKUs of candle accessories. The 101 stores, excluding the flagship store, that were open for all of 2000, achieved sales per selling square foot of approximately $1,000.

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

Direct Mail Catalog and Internet

The Company also markets its products through direct mail catalogs and its Internet website. The direct mail catalogs feature wholesale product, specialty retail product and candle accessories. The Company mailed six catalogs during 2000. The Internet website, WWW.YANKEECANDLE.COM, was introduced as an informational site in 1996 and upgraded for retail transactions in 1997. In 2000, the Company entered into a contract with Usinternetworking, Inc. to implement and host a new redesigned website featuring improved graphics, easier navigation, faster shopping and new customer service features such as one to one marketing, guest registration and a wholesale and retail store locator. Beginning in 2001 the Company plans to improve the business-to-business capabilities of the website to serve its wholesale customers, including adding features such as on-line ordering, purchase history, order status information and enhanced personalization. In addition to these on-line ordering features, the site provides information regarding the South Deerfield flagship store and Yankee Candle's history. The Company plans to continue to develop and enhance its Internet capabilities.

NEW PRODUCT DEVELOPMENT

Yankee Candle has a long history as a product and market innovator in the premium candle segment of the giftware industry. The Company has a strong in-house product design and development team comprised of artists, fragrance specialists, designers, packagers and buyers who work collaboratively to design new products that are attractive to customers and can be manufactured cost-effectively. A typical new product introduction, from the initial fragrance selection and label design to production and distribution, is completed in less than one year. Yankee Candle introduced 14 new fragrances to its Housewarmer(R) line during 2000. In addition, during 2000 the Company's retail division introduced Country Classics(TM), a line of Yankee candles and accessories featuring the artwork of Warren Kimble, America's best-known living folk artist. The Company will be introducing Country Classics(TM) in its wholesale division during 2001. The Company also introduced in 2000 Car Jars(R) air fresheners, a non-candle air freshener line designed after the Company's popular Housewarmer(R) jar candles, in both its retail and wholesale divisions. Other new product introductions in 2000 included new product sizes and combinations, new packaging and variations of existing fragrances.

MANUFACTURING

Approximately 90% of Yankee Candle's sales are generated by products manufactured in the Company's 294,000 square foot facility in Whately, Massachusetts. As a manufacturer, the Company is able to closely monitor product quality and control production costs, which ensures high quality products and maintains affordable pricing. Products are manufactured using filled, molded, extruded, compressed or dipped manufacturing methods. Yankee Candle uses high quality fragrances, premium grade, highly refined paraffin waxes, and superior wicks and dyes to create premium products. The Company's manufacturing processes are designed to ensure the highest quality and quantity of candle fragrance, wick quality and placement, color, fill level, shelf life and burn rate. The Company is continuously engaged in efforts to maximize quality and reduce costs by using efficient production and distribution methods and technological advancements. The Company plans to expand its manufacturing capacity by converting approximately 100,000 square feet of existing distribution space in its Whately, Massachusetts facility to manufacturing space subsequent to the opening of the Company's new distribution center in neighboring Deerfield, Massachusetts, anticipated to occur in the second quarter of 2001.

SUPPLIERS

The Company maintains strong relationships with its principal suppliers. The Company believes it uses the highest-quality suppliers in the industry and maintains back-up suppliers who are able to provide services and materials of similar quality. Yankee Candle has been in the business of manufacturing premium scented candles for many years and is therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. The Company has developed, jointly with its suppliers, several proprietary fragrances, which are exclusive to Yankee Candle. Raw materials used in the manufacturing process, including wax, glassware, hutches and packaging materials, are readily available from multiple sources at comparable prices. In 2000, no single supplier represented 10% or more of Yankee Candle's total cost of goods sold, except for ARC International, which supplied the Company with glassware and represented approximately 14% of total cost of goods sold in 2000.

DISTRIBUTION

Yankee Candle currently operates three distribution facilities to supply product to wholesale and retail locations. Two are located within a four-mile radius in Deerfield and Whately, Massachusetts and one in Bristol, England. Computer systems are utilized in each facility for efficient order processing and inventory management and accuracy. The Company's distribution centers maintain inventory levels that allow for the timely fulfillment of orders at high fill rates. Since the distribution centers maintain backup inventory, store level inventory requirements at wholesale and retail locations are reduced. Yankee Candle's square footage requirements for its retail locations are therefore also lessened, which reduces rental costs.

The Company is currently in the process of restructuring its distribution and supply chain operations. In the second quarter of 2001, the Company plans to open a new 256,000 square foot distribution center in Deerfield, Massachusetts. This facility will allow the Company to subsequently convert approximately 100,000 square feet of existing distribution space in its Whately, Massachusetts facility to additional manufacturing space. In addition, in February 2001, as part of this restructuring process the Company closed its Salt Lake City, Utah distribution facility.

Products sold by Yankee Candle in the United States are generally shipped by national freight carriers. The Company also leases a small number of trucks primarily used to ship products to select Company-operated retail stores.

INTELLECTUAL PROPERTY

Yankee Candle has obtained 36 U.S. trademark registrations, including Yankee(R) (for candles),Yankee Candle(R), Housewarmer(R), Samplers(R), Wax Potpourri Tarts(R), Country Kitchen(R), Car Jars(R) and Kindle Candles(R), and has pending several additional trademark applications with respect to its products. The Company also registers certain of its trademarks in various foreign countries. Trademark registrations allow the Company to use those trademarks on an exclusive basis in connection with its products. These registrations are in addition to various copyright registrations and patents held by the Company, and all trademark, copyright and other intellectual property rights of the Company under statutory and common law, including those rights relating to the Company's distinctive "trade dress." The Company believes its trademarks and intellectual property rights are valuable assets and intends to maintain and renew its trademarks and their registrations and vigorously defend them and all of the Company's intellectual property rights from and against infringement.

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

Yankee Candle's competitors include candle manufacturers and a variety of retail formats such as franchised candle store chains, specialty candle stores, gift and houseware retailers, department stores, mass market stores and mail order houses. Some of these competitors are part of large, diversified companies having greater financial resources and a wider range of product offerings than Yankee Candle.

EMPLOYEES

As part of the restructuring of its manufacturing and supply chain operations, in February 2001 the Company closed its Salt Lake City, Utah distribution facility, resulting in a lay-off of approximately 180 employees, and that it was streamlining its Massachusetts-based manufacturing and distribution operations, resulting in a lay-off of approximately 270 employees.

Yankee Candle currently employs over 3,000 associates, approximately 1,950 of whom are employed full-time. The Company is not subject to any collective bargaining agreements and believes its relationship with its associates to be good. The Company has also hired seasonal workers to supplement its labor force during the peak selling season.

ITEM 2. PROPERTIES

Yankee Candle owns facilities totaling 537,600 square feet, located on 82 acres, within a four mile radius in Deerfield and Whately, Massachusetts, as described in the table below:

TYPE OF FACILITY                                                LOCATION                               SIZE
----------------                                                --------                               ----

Manufacturing, distribution and offices                         Whately, Mass.                    294,000sq. ft.
Flagship retail store, car museum, restaurant and offices       South Deerfield, Mass.            101,000sq. ft.
Warehouse and distribution center                               South Deerfield, Mass.             60,000sq. ft.
Administrative offices                                          South Deerfield, Mass.             48,000sq. ft.
Administrative offices                                          Whately, Mass.                     16,000sq. ft.
Employee health and fitness center                              South Deerfield, Mass.             12,000sq. ft.
Administrative offices                                          South Deerfield, Mass.              6,600sq. ft.

The Company leases a 27,000 square foot distribution facility in Bristol, England.

In 2000, the Company entered into leases for two buildings being constructed on adjoining parcels of land in Deerfield, Massachusetts. The first of these new facilities is a 256,000 square foot distribution center which the Company expects to open in the second quarter of 2001. This facility will allow the Company to subsequently convert approximately 100,000 square feet of existing distribution space in its Whately, Massachusetts facility to manufacturing use. The second new facility is a 75,000 square foot office building which the Company expects to occupy in the Summer of 2001 and which will allow the Company to consolidate the majority of its administrative functions under one roof.

As part of the restructuring of its supply chain operations, in February 2001 the Company closed its Salt Lake City, Utah distribution facility. As of the end of the first quarter of 2001, approximately 50 months will remain in the initial term of the lease. The Company is in the process of exploring multiple options for the disposition of the space.

The Company believes that the above facilities are suitable and adequate and have sufficient capacity to meet its current needs.

Other than the South Deerfield flagship store and three smaller retail locations, located in Lenox, Sturbridge and Stockbridge, Massachusetts, the Company leases its other retail stores. Initial store leases for mall locations typically range from eight to ten years. For non-mall locations, most leases are five years, with a five-year renewal option.

Retail stores were located in the following states as of December 30, 2000:

                                                           STORE COUNT
                                                           -----------

STATE                               MALL                    NON-MALL             TOTAL
-----                               ----                    --------             -----
ARIZONA                              2                                             2
CALIFORNIA                           10                                           10
COLORADO                             3                                             3
CONNECTICUT                          6                          2                  8
DELAWARE                             1                                             1
FLORIDA                              6                          1                  7
GEORGIA                              6                                             6
ILLINOIS                                                        3                  3
INDIANA                              4                                             4
KANSAS                               1                                             1
KENTUCKY                             2                                             2
LOUISIANA                            1                                             1
MAINE                                1                          2                  3
MARYLAND                             4                          3                  7
MASSACHUSETTS                        7                         10                 17
MICHIGAN                             4                                             4
MINNESOTA                            3                                             3
NEBRASKA                             1                          1                  2
NEVADA                               1                                             1
NEW HAMPSHIRE                        2                          1                  3
NEW JERSEY                           6                                             6
NEW YORK                             11                         2                 13
NORTH CAROLINA                       5                                             5
OHIO                                 5                          1                  6
OKLAHOMA                             1                                             1
PENNSYLVANIA                         3                          1                  4
RHODE ISLAND                         1                          2                  3
SOUTH CAROLINA                       2                          2                  4
SOUTH DAKOTA                         1                                             1
TENNESSEE                            3                                             3
TEXAS                                3                          1                  4
UTAH                                                            1                  1
VERMONT                                                         2                  2
VIRGINIA                             3                          1                  4
WASHINGTON                           2                                             2

TOTALS                              111                        36                 147
35 STATES

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved from time to time in ordinary routine legal proceedings relating to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting will be held on June 13, 2001. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 30, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of all current executive officers for the Company.

Name                               Age               Position
----                               ---               --------
Michael J. Kittredge               49                Chairman of the Board

Michael D. Parry                   49                President, Chief Executive Officer

Robert R. Spellman                 53                Senior Vice President of Finance and Chief Financial Officer

Gail M. Flood                      41                Senior Vice President of Retail Operations

Stephen T. Williams                50                Senior Vice President of Wholesale Operations

Paul J. Hill                       46                Senior Vice President of Operations

MICHAEL J. KITTREDGE is the Chairman of the Board. Mr. Kittredge is the founder of Yankee Candle. He served as a Director until April 1998 and was reappointed a Director in April 1999. Mr. Kittredge served as Chairman and Chief Executive Officer from July 1996 until November 1998 when he relinquished the position of Chief Executive Officer. Prior to July 1996, he served as Chairman, President, Treasurer and Clerk. Mr. Kittredge has been honored several times by the United States Small Business Administration (S.B.A.), once in 1985 as the winner of the "Entrepreneurial Success Award," and again in 1986 as the "Businessman of the Year" for Massachusetts and the New England region. In 1996, Mr. Kittredge received USA Today's and Ernst & Young's Retail Entrepreneur of the Year Award.

MICHAEL D. PARRY is a Director, the President and Chief Executive Officer. Mr. Parry joined Yankee Candle in 1982 as General Manager, and was appointed Vice President in January 1989 and President in July 1996. Mr. Parry has served as a Director of Yankee Candle since May 1998. He was promoted to his current position of Chief Executive Officer in November 1998. Since 1989, he has been in charge of all of the Company's operations including general oversight of wholesale and retail activities and manufacturing and distribution.

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

PAUL J. HILL is the Senior Vice President of Operations. Mr. Hill joined the Company in September 2000 and is responsible for the Company's manufacturing and distribution operations. Prior to joining Yankee Candle, Mr. Hill served in several capacities for Kraft Foods, Inc., where he was employed from 1987 through 2000, most recently as the Plant Manager for Kraft's Dover, Delaware manufacturing and distribution facility.

There are no family relationships among any of the executive officers.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information
------------------

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "YCC". For the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange
- Composite Transaction Reporting System were as follows:

Fifty-two Weeks Ended December 30, 2000            High                 Low
---------------------------------------            ----                 ---
First Quarter                                     $17.81              $12.38
Second Quarter                                     25.94               14.13
Third Quarter                                      24.50               17.00
Fourth Quarter                                     21.00               10.00

Fifty-two Weeks Ended January 1, 2000              High                 Low
-------------------------------------              ----                 ---
First Quarter                                       N/A                 N/A
Second Quarter                                    $24.25              $18.00
Third Quarter                                      24.63               16.50
Fourth Quarter                                     19.75               14.19

There were 265 holders of record of the Company's common stock as of March 26, 2001. The closing price per share of the Company's common stock as of March 26, 2001, as reported under the New York Stock Exchange - Composite Transaction Reporting System, was $13.09.

Dividends
---------

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

Use of proceeds
---------------

Not applicable

Sales of unregistered securities
--------------------------------

None

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial and other data that follows should be read in conjunction with the "Consolidated Financial Statements", the accompanying notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. The historical financial data as of December 31, 1998 and for the fifty-two weeks ended January 1, 2000 and December 30, 2000 have been derived from the audited consolidated financial statements and the accompanying notes included in this document at Item 8.

The historical financial data as of December 31, 1996 and 1997 have been derived from audited financial statements for the corresponding period, which are not contained in this document.

In May 2000, EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" was issued by the Emerging Issues Task Force. This pronouncement addressed the classification of (i) amounts billed to customers for shipping and handling activities and (ii) costs incurred by sellers for shipping and handling activities in the statement of operations. The Company implemented this pronouncement during the fifty-two week period ended December 30, 2000. All statements of operations data presented have been reclassified to reflect the provisions of this pronouncement.

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

The data set forth for the following items assumes that the Company was subject to federal and state income taxes and was taxed as a C corporation at the effective tax rates that would have applied for all periods:

   -  Pro forma provision (benefit) for income taxes,

   -  Pro forma net income (loss), and

   -  Pro forma earnings per share (basic and diluted).

                                                                                                           FIFTY-TWO WEEKS ENDED
                                                        DECEMBER 31,   DECEMBER 31,     DECEMBER 31,     JANUARY 1,     DECEMBER 30,
                                                            1996            1997           1998            2000            2000
                                                         ---------       ---------       ---------       ---------       ---------
STATEMENT OF OPERATIONS DATA                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                $ 115,203       $ 147,364       $ 188,722       $ 262,075       $ 338,805
Cost of sales                                               56,211          65,330          83,350         115,119         153,667
                                                         ---------       ---------       ---------       ---------       ---------

Gross profit                                                58,992          82,034         105,372         146,956         185,138
Selling expenses                                            23,244          26,935          30,546          44,547          64,464
General and administrative expenses                         21,687          27,031          19,753          26,023          31,576
Bonus related to the Recapitalization                         --              --            61,263            --              --
                                                         ---------       ---------       ---------       ---------       ---------

Income (loss) from operations                               14,061          28,068          (6,190)         76,386          89,098
Interest income                                               (165)           (151)           (219)           (627)           (235)
Interest expense                                             1,913           2,154          16,268          19,971          16,900
Other (income) expense                                         221             334             737            (116)           (165)
                                                         ---------       ---------       ---------       ---------       ---------

Income (loss) before provision for
  income taxes                                              12,092          25,731         (22,976)         57,158          72,598
Provision for income taxes                                     410           1,360           9,656          22,863          29,039
                                                         ---------       ---------       ---------       ---------       ---------

Income (loss) before extraordinary loss on
  early extinguishment of debt                              11,682          24,371         (32,632)         34,295          43,559

Extraordinary loss on early extinguishment of
  debt                                                        --              --              --             3,162            --
                                                         ---------       ---------       ---------       ---------       ---------

Net income (loss)                                        $  11,682       $  24,371       $ (32,632)      $  31,133       $  43,559
                                                         ---------       ---------       ---------       ---------       ---------

BASIC EARNINGS (LOSS) PER SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                  $    0.12       $    0.25       $   (0.51)      $    0.69       $    0.82
                                                         =========       =========       =========       =========       =========
NET INCOME (LOSS)                                        $    0.12       $    0.25       $   (0.51)      $    0.62       $    0.82
                                                         =========       =========       =========       =========       =========

DILUTED EARNINGS (LOSS) PER SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                  $    0.12       $    0.25       $   (0.51)      $    0.66       $    0.80
                                                         =========       =========       =========       =========       =========
NET INCOME (LOSS)                                        $    0.12       $    0.25       $   (0.51)      $    0.60       $    0.80
                                                         =========       =========       =========       =========       =========

Pro forma provision (benefit) from income taxes              4,830          10,686          (8,731)
                                                         ---------       ---------       ---------

Pro forma net income (loss)                              $   7,262       $  15,045       $ (14,245)
                                                         =========       =========       =========

Pro forma basic earnings (loss) per share                $    0.07       $    0.15       $   (0.22)
Pro forma diluted earnings (loss) per share              $    0.07       $    0.15       $   (0.22)

OTHER DATA
Number of retail stores (at period end)                         34              47              62             102             147
Gross profit margin                                           51.2%           55.7%           55.8%           56.1%           54.6%
Adjusted EBITDA margin (1)                                    23.8%           28.6%           31.4%           31.7%           29.2%
Depreciation and amortization                            $   3,094       $   3,581       $   4,662       $   6,709       $  10,762
Capital expenditures                                        10,076           9,173           9,433          22,749          37,122


CASH FLOW DATA
EBITDA (2)                                               $  16,934       $  31,315       $  (2,865)      $  82,237       $  98,861
Adjusted EBITDA (3)                                         27,451          42,139          59,251          83,150          99,300
Net cash flows from operating activities                    17,230          30,035         (11,578)         55,430          57,310
Net cash flows from investing activities                   (10,987)         (9,961)         (9,305)        (22,676)        (37,457)
Net cash flows from financing activities                    (9,112)        (13,541)         43,917         (39,683)        (30,042)


BALANCE SHEET DATA
Cash and cash equivalents                                $     844       $   7,377       $  30,411       $  23,569       $  13,297
Working capital (excluding cash and cash
  equivalents)                                               1,817         (12,363)            594         (25,269)        (14,345)
Total assets                                                59,550          73,096         275,345         286,474         311,828
Total debt                                                  12,045          25,264         320,000         187,568         157,512
Total stockholders' equity (deficit)                        37,180          34,791         (68,591)         61,435         105,167

(1) Adjusted EBITDA margin reflects adjusted EBITDA as a percentage of net sales.

(2) EBITDA represents earnings before interest, income taxes, depreciation and amortization. For this purpose, amortization does not include amortization of deferred financing costs of $1,164 in 2000, $974 in 1999 and $600 in 1998, which amounts are included in interest expense. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(3) Adjusted EBITDA reflects adjustments to eliminate (a) the bonus of $61,263 in 1998 related to the 1998 recapitalization, (b) other (income) expense, (c) non-cash stock based compensation, and (d) compensation and benefits, net of current annual compensation and benefits of $338, paid to the former sole stockholder of the S corporation of $10,296 and $10,490 for 1996 and 1997, respectively. Adjusted EBITDA does not reflect adjustments to eliminate commissions paid through March 1998 to independent manufacturer representatives, which were replaced by a direct sales force. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000 ("2000") COMPARED TO FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 ("1999")

NET SALES

Net sales increased 29.3% to $338.8 million in 2000 from $262.1 million in 1999. This growth was primarily achieved by increasing the number of retail stores from 102 to 147, increasing sales in existing retail stores and mailorder operations and increasing sales to wholesale customers.

Wholesale sales, including European operations, increased 17.8% to $163.5 million from $138.9 million for 1999. This growth was achieved primarily by increasing sales to existing customers. The Company believes that wholesale sales growth has been and will continue to be positively impacted by increased promotional spending, the addition of new wholesale locations and the anticipated growth of its European operations.

Retail sales increased 42.3% to $175.3 million in 2000 from $123.2 million for 1999. This growth was achieved primarily through the addition of 45 new stores, increased sales in existing stores and increased sales in mailorder operations. Comparable store and mailorder hub sales in 2000 increased 12.8% over 1999. Retail comparable store sales in 2000 increased 8.9% over 1999. There were 102 stores included in the comparable store base at the end of 2000, and 40 of these stores were included for less than a full year. The Company's continued growth in comparable store sales is attributable to the increased number and strong performance of new stores entering the comparable store base and continued sales growth in stores opened prior to 1999.

GROSS PROFIT

Gross profit increased 26.0% to $185.1 million in 2000 from $147.0 million in 1999. As a percentage of net sales, gross profit decreased to 54.6% in 2000 from 56.1% in 1999. The decrease in gross profit as a percentage of net sales was primarily due to inefficiencies in supply chain operations. In anticipation of a significantly stronger December holiday selling season, the Company increased its logistics and manufacturing infrastructure more rapidly than was ultimately required in 2000. As a result, during the fourth quarter the Company incurred excess labor and support costs in both its manufacturing and logistics operations. Other factors that contributed to the decline in gross profit as a percentage of sales were approximately $1.3 million of unexpected distribution costs incurred during the third quarter of 2000, due to shipping inefficiencies caused during the implementation of new distribution software; and the cost of operating the Company's Salt Lake City distribution center for a full year in 2000 compared to approximately 18 weeks in 1999.

SELLING EXPENSES

Selling expenses increased 45.0% to $64.5 million in 2000 from $44.5 million in 1999. These expenses were related to both wholesale and retail operations and consist of payroll, advertising, occupancy and other operating costs. As a percentage of net sales, selling expenses were 19.0% in 2000 and 17.0% in 1999. The primary factor behind the increase in selling expense in dollars and as a percentage of sales was the increase in the number of retail stores operated by the Company and the resulting shift in business mix between retail and wholesale sales. Retail sales, which have higher selling expenses as a percentage of sales than wholesale sales, represented 51.7% of total sales in 2000 compared to 47.0% in 1999. The number of retail stores increased from 102 in 1999 to 147 in 2000. Selling expenses as a percentage of sales in new stores are generally higher than in stores that have been open for more than one year since fixed costs, as a percentage of sales, are higher during the early sales maturation period and since preopening costs are fully expensed in the year of opening.

SEGMENT PROFITABILITY

Segment profitability is net sales less cost of sales and selling expenses. Segment profitability for the Company's wholesale operations, including Europe, was $64.7 million, or 39.6% of wholesale sales in 2000 compared to $59.4 million or 42.7% of wholesale sales in 1999. Segment profitability for the Company's retail operations was $55.9 million or 31.9% of retail sales in 2000 compared to $43.1 million or 35.0% of retail sales in 1999. The decrease in wholesale and retail segment profitability as a percentage of net sales was largely attributable to inefficiencies in supply chain operations, as described above. Other factors that contributed significantly to the decline in segment profitability as a percentage of net sales were approximately $1.3 million of unexpected distribution costs incurred during the third quarter of 2000, due to shipping inefficiencies caused during the implementation of new distribution software; and the cost of operating the Company's Salt Lake City distribution center for a full year in 2000 compared to approximately 18 weeks in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 21.3% to $31.6 million in 2000 from $26.0 million in 1999. As a percentage of net sales, general and administrative expenses decreased to 9.3% from 9.9% The increase in general and administrative expense in dollars was primarily attributable to the Company's continued investment in building its organizational infrastructure. The decrease in general and administrative expenses as a percentage of net sales was attributable to the Company's leveraging of these expenses over a larger sales base.

INCOME FROM OPERATIONS

Income from operations increased 16.6% to $89.1 million in 2000 from $76.4 million for 1999. Income from operations as a percentage of net sales decreased to 26.3% in 2000 compared to 29.1% in 1999.

NET OTHER EXPENSE

Net other expense was $16.5 million in 2000 compared to $19.2 million in 1999. The primary component of this expense was interest expense, which was $17.0 million in 2000 compared to $20.0 million in 1999. The decrease in interest expense was the result of the reduction in total debt outstanding from $187.5 million at January 1, 2000 compared to $157.5 million at December 30, 2000.

INCOME TAXES

The income tax provision for 2000 was $29.0 million compared to $22.9 million for 1999. The 2000 and 1999 tax provision reflects an effective tax rate of 40%.

NET INCOME

Net income increased 40% to $43.6 million in 2000 from $31.1 million in 1999.

FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 ("1999") COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 ("1998")

NET SALES

Net sales increased 38.9% to $262.1 million in 1999 from $188.7 million in 1998. This growth was achieved by increasing the number of retail stores, from 62 to 102, increasing sales in existing retail stores and mailorder operations and increasing sales to wholesale customers.

Wholesale sales, including European operations, increased 29.2% to $138.9 million from $107.5 million for 1998. This growth was achieved primarily by increasing sales to existing customers. The Company believes that wholesale sales growth has been and will continue to be positively impacted by increased promotional spending, the addition of new wholesale locations and the continued growth of its European operations.

Retail sales increased 51.7% to $123.2 million in 1999 from $81.2 million for 1998. This growth was achieved primarily through the addition of 40 new stores, increased sales in existing stores and increased sales in mailorder operations. Comparable store and mailorder hub sales in 1999 increased 16.8% over 1998. Retail comparable store sales in 1999 increased 14.8% over 1998. There were 60 stores included in the comparable store base at the end of 1999, and 13 of these stores were included for less than a full year.

GROSS PROFIT

Gross profit increased 39.5% to $147.0 million in 1999 from $105.4 million in 1998. This increase was almost entirely attributable to the increase in sales. As a percentage of net sales, gross profit was relatively consistent from year to year, increasing slightly to 56.1% in 1999 from 55.8% in 1998.

SELLING EXPENSES

Selling expenses increased 45.9% to $44.5 million in 1999 from $30.5 million in 1998. These expenses were related to both wholesale and retail operations and consist of payroll, advertising, occupancy and other operating costs. The 1998 amount also includes approximately $2 million of commissions paid to independent manufacturer representatives which amount was paid in the first quarter of 1998 and concluded the Company's relationships with independent manufacturer representatives. Excluding the commissions paid to independent manufacturer representatives, selling expenses increased 56.1% to $44.5 million in 1999 from $28.5 million in 1998. As a percentage of net sales, selling expenses, excluding commissions paid to independent manufacturer representatives, were 17.0% in 1999 and 15.1% in 1998. The primary factor behind the increase in selling expense in dollars and as a percentage of net sales was the increase in the number of retail stores operated by the Company. Retail sales, which have higher selling expenses as a percentage of sales than wholesale sales, represented 47.0% of total sales in 1999 compared to 43.0% in 1998. The number of retail stores increased from 62 in 1998 to 102 in 1999. Selling expenses as a percentage of net sales in new stores are generally higher than stores that have been open for more than one year since fixed costs, as a percentage of sales, are higher during the early sales maturation period and since preopening costs are fully expensed in the year of opening.

SEGMENT PROFITABILITY

Segment profitability is net sales less cost of sales and selling expenses. Segment profitability for wholesale operations, including Europe, was $59.4 million or 42.7% of wholesale sales in 1999 compared to $45.1 million or 42.0% of wholesale sales in 1998. The wholesale segment profitability increase as a percentage of net sales was largely attributable to the leveraging of selling expenses on higher 1999 sales. Segment profitability for retail operations was $43.1 million or 35.0% of retail sales in 1999 compared to $29.7 million or 36.6% of retail sales in 1998. The retail segment profitability decrease as a percentage of net sales was primarily attributable to the lower operating margin contribution rate of the 40 new stores opened during 1999. New stores typically generate lower operating margin contribution rates than stores that have been open for more than one year since fixed costs, as a percentage of net sales, are higher during the early sales maturation period and since preopening costs are fully expensed in the year of opening. The 40 new stores opened during 1999 exceeded the number of new stores opened during the prior three years combined.

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

INCOME (LOSS) FROM OPERATIONS

Income from operations was $76.4 million for 1999. This compares to a loss from operations of $6.2 million in 1998. The 1998 figure includes a non-recurring bonus charge of $61.3 million related to the 1998 recapitalization. Excluding this charge, the Company would have reported operating income of $55.1 million in 1998.

NET OTHER EXPENSE

Net other expense was $19.2 million in 1999 compared to $16.8 million in 1998. The primary component of this expense was interest expense, which was $20.0 million in 1999 compared to $16.3 million in 1998. Interest expense was higher in 1999 because borrowings made pursuant to the 1998 recapitalization did not occur until April, 1998.

INCOME TAXES

The income tax provision for 1999 was $22.9 million compared to $9.7 million for 1998. The 1999 tax provision reflects an effective tax rate of 40%. The effective tax rate in 1998 is quite different. The Company was an S corporation until the 1998 recapitalization and was only required to pay taxes at the state level. All other income taxes were paid directly by the sole stockholder. In 1998, the Company reported a pre-tax loss because of the bonus related to the 1998 recapitalization. The sole stockholder received the benefit of that deduction. Starting in May 1998, the Company was taxed as a regular corporation. The tax provision of $9.7 million applies to pre-tax income from the date of the 1998 recapitalization to the end of the year.

NET INCOME BEFORE EXTRAORDINARY ITEM

Net income before extraordinary item for 1999 was $34.3 million compared to a net loss of $32.6 in 1998, which included the $61.3 million non-recurring bonus charge for which no tax benefit could be realized. Excluding this charge, net income before extraordinary item for 1998 would have been $28.6 million.

NET INCOME

Net income for 1999 was $31.1 million compared to a net loss of $32.6 in 1998. Excluding the non-recurring bonus charge, net income for 1998 would have been $28.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has consistently generated positive cash flow from operations, excluding the $61.3 million non-recurring bonus charge in 1998. This positive cash flow has been sufficient, in the past, to allow the Company to grow its business. For the first four months of 1998, the Company was an S corporation. Any excess cash was distributed to the sole stockholder either in the form of compensation or S corporation distributions. Those outflows totaled approximately $17.5 million in 1998, which occurred in the first four months of the year. Subsequent to the C corporation conversion, no such distributions have been made. The absence of those distributions, combined with positive cash flow from operations, has facilitated the Company's growth and is expected to continue to do so.

Net cash provided by operating activities was $55.4 million and $57.3 million for the fifty-two weeks ended January 1, 2000 and December 30, 2000, respectively. Net cash used in operating activities was $11.6 million for the year ended December 31, 1998. The Company believes that the liquidity provided by operating cash flow can be better understood by reference to the Company's adjusted EBITDA. Adjusted EBITDA reflects the elimination of various items, unrelated to the Company's fundamental operating cash flow, from EBITDA. These items include the one-time special bonus paid at the time of the 1998 recapitalization and the compensation and benefits, net of current annual compensation and benefits, paid to the sole stockholder in the first four months of 1998 prior to the 1998 recapitalization. It also eliminates non-cash stock-based compensation and other income/expense items, which generally include gains or losses from sales of fixed assets and other discretionary non-operating cash flow items. Adjusted EBITDA totaled $59.3 million, $83.2 million and $99.3 million in the year ended December 31, 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000, respectively.

The 1998 recapitalization resulted in a step-up in basis of the Company's assets for tax purposes of approximately $462.0 million. This step-up reduces taxes after April 1998 by approximately $175.7 million. On an annual basis, this results in tax savings of approximately $11.7 million per year through 2013 assuming sufficient income to realize the full benefit of this deduction.

Capital expenditures in 2000 were $37.1 million, which included $12.2 million to open 45 new stores, $8.8 million for new manufacturing equipment to increase production volume and improve efficiency, $3.8 million in distribution operations, $10.2 million in information systems and $2.1 million in all other areas. The average capital expenditure for each new retail store was approximately $265,000. Total capital expenditures in 1998 and the fifty-two weeks ended January 1, 2000 were $9.4 million and $22.7 million, respectively. There were 15 store openings in 1998 and 40 store openings in the fifty-two weeks ended January 1, 2000.

The Company anticipates that capital expenditures in 2001 will total approximately $32 million. These funds will be spent primarily to open 45 new stores currently planned for 2001, new manufacturing equipment and in distributions operations and for new information systems.

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

In July 1999, the Company entered into a new credit agreement with a consortium of banks (the "New Credit Agreement"). The New Credit Agreement provided for a maximum borrowing of $300 million and consists of a revolving credit facility for $150 million and a term loan for $150 million. The weighted-average interest rate on outstanding borrowings at December 30, 2000 was 8.04%.

The New Credit Agreement matures on July 7, 2004, with any outstanding amounts due on that date; no payments of principal are due on the revolving credit facility until this maturity date. The term loan is payable in quarterly installments ranging from $7.5 million to $9.5 million in March, June, September and December of each year commencing on December 31, 1999. As of December 30, 2000, $45,012,000 was outstanding under the revolving credit facility, thus leaving $104,988,000 in availability under the New Credit Agreement.

The Company believes that cash flow from operations and funds available under the New Credit Agreement will be sufficient for its working capital needs, planned capital expenditures and debt service obligations for at least the next twelve months.

RECENT DEVELOPMENTS

On February 14, 2001, the Company announced plans to consolidate and restructure its distribution and supply chain operations. In connection with this decision the Company shut-down its Utah distribution facility and restructured its distribution work-force. As a result of this plan, the Company intends to record a pre-tax restructuring charge of approximately $7.0 million in the first quarter of fiscal 2001. The major components of this charge are severance costs, the write-off of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expense, net of anticipated sub-lease income. The Company's workforce was reduced by approximately 450 employees as a result of this restructuring. The Company plans to fund the costs incurred as a result of the restructuring through funds to be generated from operating activities. Management believes that future annual savings associated with the consolidating and restructuring of its supply chain operations are estimated to be $10.0 million. The Company is proceeding with its plan to open its new Deerfield distribution center in the second quarter of fiscal 2001.

IMPACT OF INFLATION

The Company does not believe inflation has a significant impact on its operations. The prices of its products have not varied based on the movement of the consumer price index. The majority of the Company's material and labor costs have not been materially affected by inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" was issued by the Emerging Issues Task Force. This pronouncement addressed the classification of (i) amounts billed to customers for shipping and handling activities and (ii) costs incurred by sellers for shipping and handling activities in the statement of operations. The Company implemented this pronouncement during the fifty-two week period ended December 30, 2000. All financial statements presented have been reclassified to reflect the provisions of this pronouncement.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The SAB specifically sets forth criteria which must be satisfied in order for revenue to be recognized. The adoption of SAB No. 101 did not have an effect on the Company's consolidated financial position or results of operations, as the Company's revenue recognition policies already complied with the provisions of SAB No. 101.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will be effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The impact of adopting SFAS 133 on the Company's financial statements at December 31, 2000 was not material.

FUTURE OPERATING RESULTS

The following factors could adversely affect the Company's future operating results.

THE COMPANY MAY NOT BE ABLE TO GROW ITS BUSINESS AS PLANNED.

Yankee Candle intends to continue to pursue a business strategy of increasing sales and earnings by expanding its retail and wholesale operations both in the United States and internationally. The Company's retail growth strategy depends in large part on its ability to open new stores in both existing and new geographic markets. Because Yankee Candle's ability to implement its growth strategy successfully will be dependent in part on factors beyond its control, including changes in consumer preferences and in its competitive environment, the Company may not be able to achieve its planned growth or sustain its financial performance. Yankee Candle's ability to anticipate changes in the candle and giftware industries, and identify industry trends will be critical factors in its ability to remain competitive. The Company expects that, as it grows, it will become more difficult to maintain the Company's growth rate. The Company cannot give assurances that it will continue to grow at a rate comparable to Yankee Candle's historic growth rate or that its historic financial performance will continue as the Company grows.

THE COMPANY FACES SIGNIFICANT COMPETITION IN THE GIFTWARE INDUSTRY, WHICH COULD ADVERSELY AFFECT ITS FUTURE OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND ITS ABILITY TO CONTINUE TO GROW ITS BUSINESS.

Yankee Candle competes generally for the disposable income of consumers with other producers in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. Yankee Candle's products compete with other scented and unscented candle products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Yankee Candle's competitors include candle manufacturers and a variety of retail formats such as franchised candle store chains, specialty candle stores, gift and houseware retailers, department stores, mass market stores and mail order houses. Some of these competitors are part of large, diversified companies having greater financial resources and a wider range of product offerings than Yankee Candle. This competitive environment could adversely affect the Company's future revenues and profits, financial condition and liquidity and its ability to continue to grow its business.

YANKEE CANDLE INCURRED INDEBTEDNESS IN CONNECTION WITH ITS 1998
RECAPITALIZATION, AND SERVICING ITS INDEBTEDNESS COULD REDUCE FUNDS AVAILABLE TO GROW ITS BUSINESS.

At December 30, 2000 there was $157.5 million of debt outstanding, which consisted of $112.5 million in term loans and $45.0 million from its revolving credit facility. Although Yankee Candle believes that its cash flow from operations and its available financing should be sufficient to meet its anticipated requirements for growing the business and servicing its debt, the Company's level of long-term indebtedness could reduce funds available to grow its business in the future.

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

THE COMPANY MAY EXPERIENCE A DECLINE IN ITS RETAIL COMPARABLE STORE SALES, WHICH COULD CAUSE THE PRICE OF ITS COMMON STOCK TO DROP.

Comparable store sales from the Company's retail business have contributed to Yankee Candle's overall sales growth. The Company's retail comparable store sales could be adversely impacted by competition or Yankee Candle's inability to execute its business strategy. If the Company's retail comparable store sales decline for any reason, Yankee Candle could experience a decline in its revenues and income, which could lower the price of the Company's common stock.

SEASONAL AND QUARTERLY FLUCTUATIONS IN THE COMPANY'S BUSINESS COULD AFFECT THE MARKET FOR ITS COMMON STOCK.

Yankee Candle's net sales and operating results vary from quarter to quarter. The Company has historically realized higher net sales and operating income in its fourth quarter, particularly in its retail business, which is the larger portion of the Company's sales. Yankee Candle believes that this has been due primarily to an increase in giftware industry sales during the holiday season of the fourth quarter. As a result of this seasonality, the Company believes that quarter to quarter comparisons of its operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, Yankee Candle may also experience quarterly fluctuations in its net sales and income depending on various factors, including, among other things, the number of new retail stores the Company opens in a particular quarter, changes in the ordering patterns of our wholesale customers during a particular quarter, and the mix of products sold. Most of the Company's operating expenses, such as rent expense, advertising and promotional expense and employee wages and salaries, do not vary directly with net sales and are difficult to adjust in the short term. As a result, if net sales for a particular quarter are below the Company's expectations, the Company could not proportionately reduce operating expenses for that quarter, and therefore a net sales shortfall could have a disproportionate effect on the Company's operating results for that quarter. As a result of these factors, Yankee Candle may report in the future net sales and operating results that do not match the expectations of market analysts and investors. This could cause the trading price of the Company's common stock to decline.

YANKEE CANDLE IS CONTROLLED BY FORSTMANN LITTLE & CO., WHOSE INTERESTS MAY CONFLICT WITH THOSE OF OTHER STOCKHOLDERS.

Partnerships affiliated with Forstmann Little & Co. own approximately 63% of the Company's outstanding common stock and control the Company. Accordingly, they are able to:

-    elect the Company's entire board of directors,

-    control the Company's management and policies, and

- determine, without the consent of the Company's other stockholders, the outcome of any corporate transaction or other matter submitted to the Company's stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets.

They are also able to prevent or cause a change in control of Yankee Candle and are able to amend the Company's Articles of Organization and By-Laws at any time. The interests of the Forstmann Little partnerships also may conflict with the interests of the other holders of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's market risks relate primarily to changes in interest rates. It bears this risk in two specific ways. First, it has debt outstanding. At December 30, 2000, the Company had $157.5 million outstanding under its New Credit Agreement, which bears interest at variable rates. This facility is intended to fund operating needs if necessary. Because this facility carries a variable interest rate pegged to market indices, the Company's results of operations and cash flows will be exposed to changes in interest rates. Based on December 30, 2000 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing a $1.6 million additional pre-tax charge or credit to the statement of operations.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. Government securities. These are considered to be cash equivalents and are shown that way on the Company's balance sheet. The balance of such securities at December 30, 2000 was approximately $4.3 million. Earnings from cash equivalents were approximately $235,000 for the fifty-two weeks ended December 30, 2000. Based on December 30, 2000 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $43,000 additional pre-tax credit or charge to the statement of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT


Board of Directors
The Yankee Candle Company, Inc.
Whately, Massachusetts 01093

We have audited the accompanying consolidated balance sheets of The Yankee Candle Company, Inc. and subsidiaries as of January 1, 2000 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1998 and the fifty-two week periods ended January 1, 2000 and December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Yankee Candle Company, Inc. and subsidiaries as of January 1, 2000 and December 30, 2000 and the results of their operations and their cash flows for the year ended December 31, 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company adopted the provisions of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" in the fifty-two weeks ended December 30, 2000. All prior financial statements have been reclassified pursuant to this pronouncement.


/s/ Deloitte & Touche, LLP

Boston, Massachusetts
February 14, 2001

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2000 AND DECEMBER 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS                                                                 JANUARY 1,        DECEMBER 30,
                                                                         2000                2000
                                                                       --------            --------
CURRENT ASSETS:
  Cash and cash equivalents                                            $ 23,569            $ 13,297
  Accounts receivable, less allowance of $325 at January 1,
    2000 and $352 at December 30, 2000                                   13,311              17,945
  Inventory                                                              21,994              35,036
  Prepaid expenses and other current assets                               3,176               5,419
  Deferred tax assets                                                     1,852               3,027
                                                                       --------            --------

           Total current assets                                          63,902              74,724

PROPERTY, PLANT AND EQUIPMENT - NET                                      65,217              92,875

MARKETABLE SECURITIES                                                       816               1,072

CLASSIC VEHICLES                                                            874                 874

DEFERRED FINANCING COSTS                                                  5,093               3,929

DEFERRED TAX ASSETS                                                     150,249             138,061

OTHER ASSETS                                                                323                 293
                                                                       --------            --------

TOTAL ASSETS                                                           $286,474            $311,828
                                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY                                   JANUARY 1,          DECEMBER 30,
                                                                          2000                  2000
                                                                       ---------             ---------
CURRENT LIABILITIES:
  Accounts payable                                                     $  14,662             $  16,133
  Accrued interest                                                         3,186                 2,524
  Accrued payroll                                                          6,508                 7,757
  Accrued income taxes                                                     5,635                12,006
  Other accrued liabilities                                                5,611                 7,352
  Current portion of long-term debt                                       30,000                30,000
                                                                       ---------             ---------

           Total current liabilities                                      65,602                75,772

DEFERRED COMPENSATION OBLIGATION                                             927                 1,074

LONG-TERM DEBT - Less current portion                                    157,568               127,512

DEFERRED RENT                                                                942                 2,303

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)


STOCKHOLDERS' EQUITY:
  Common stock, $.01, par value, 300,000 shares authorized;
     104,059 issued;
     54,499 shares outstanding at
     January 1, 2000 and December 30, 2000                                 1,041                 1,041
  Additional paid-in capital                                             224,483               224,381
  Treasury stock                                                        (212,988)             (212,988)
  Retained earnings                                                       50,181                93,740
  Unearned stock compensation                                             (1,235)                 (631)
  Accumulated other comprehensive income (loss)                              (47)                 (376)
                                                                       ---------             ---------

             Total stockholders' equity                                   61,435               105,167
                                                                       ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 286,474             $ 311,828
                                                                       =========             =========

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998 AND FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 AND DECEMBER 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED                  FIFTY-TWO WEEKS ENDED
                                                        DECEMBER 31,           JANUARY 1,           DECEMBER 30,
                                                           1998                   2000                 2000
                                                         ---------             ---------             ---------
NET SALES                                                $ 188,722             $ 262,075             $ 338,805

COST OF SALES                                               83,350               115,119               153,667
                                                         ---------             ---------             ---------

GROSS PROFIT                                               105,372               146,956               185,138
                                                         ---------             ---------             ---------

OPERATING EXPENSES:
  Selling expenses                                          30,546                44,547                64,464
  General and administrative expenses                       19,753                26,023                31,576
  Bonus related to the recapitalization                     61,263                  --                    --
                                                         ---------             ---------             ---------

            Total operating expenses                       111,562                70,570                96,040
                                                         ---------             ---------             ---------

INCOME (LOSS) FROM OPERATIONS                               (6,190)               76,386                89,098
                                                         ---------             ---------             ---------

OTHER (INCOME) EXPENSE:
  Interest income                                             (219)                 (627)                 (235)
  Interest expense                                          16,268                19,971                16,900
  Other (income) expense                                       737                  (116)                 (165)
                                                         ---------             ---------             ---------

           Total other expense                              16,786                19,228                16,500
                                                         ---------             ---------             ---------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                            (22,976)               57,158                72,598

PROVISION FOR INCOME TAXES                                   9,656                22,863                29,039
                                                         ---------             ---------             ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
ON EARLY EXTINGUISHMENT OF DEBT                            (32,632)               34,295                43,559

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, Less income tax benefit of $2,108                 --                   3,162                  --
                                                         ---------             ---------             ---------

NET INCOME (LOSS)                                        $ (32,632)            $  31,133             $  43,559
                                                         =========             =========             =========

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998 AND FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 AND DECEMBER 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEAR ENDED                    FIFTY-TWO WEEKS ENDED
                                                      DECEMBER 31,            JANUARY 1,           DECEMBER 30,
                                                          1998                   2000                  2000
                                                       ----------             ----------            ----------
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary item              $    (0.51)            $     0.69            $     0.82
                                                       ==========             ==========            ==========

  Net income (loss)                                    $    (0.51)            $     0.62            $     0.82
                                                       ==========             ==========            ==========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary item              $    (0.51)            $     0.66            $     0.80
                                                       ==========             ==========            ==========

  Net income (loss)                                    $    (0.51)            $     0.60            $     0.80
                                                       ==========             ==========            ==========

PRO FORMA INFORMATION (UNAUDITED) --
  Historical loss before benefit
    for income taxes                                   $  (22,976)
                                                       ==========

PRO FORMA BENEFIT FOR INCOME TAXES                     $   (8,731)
                                                       ==========

PRO FORMA NET LOSS                                     $  (14,245)
                                                       ==========

PRO FORMA BASIC LOSS PER SHARE                         $    (0.22)
                                                       ==========

PRO FORMA DILUTED LOSS PER SHARE                       $    (0.22)
                                                       ==========

WEIGHTED-AVERAGE BASIC SHARES OUTSTANDING                  64,458                 49,857                52,900
                                                       ==========             ==========            ==========

WEIGHTED-AVERAGE DILUTED SHARES OUTSTANDING                64,458                 51,789                54,663
                                                       ==========             ==========            ==========

See notes to consolidated financial statements.

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
    YEAR ENDED DECEMBER 31, 1998, FIFTY TWO-WEEKS ENDED JANUARY 1, 2000 AND
                               DECEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)


                                             Common Stock              Additional
                                       ------------------------         Paid in           Treasury         Retained
                                       Shares          Amount           Capital            Stock           Earnings
                                       -------        ---------        ---------         ---------         ---------
BALANCE, DECEMBER 31, 1997              98,005        $     980        $    (918)      $      --           $  34,729
Distributions to stockholder              --               --               --                --             (34,102)
Transfer of accumulated
    deficit to additional
    paid-in capital at
    termination of
    S-Corporation status                  --               --            (51,053)             --              51,053
Redemption of common stock                --               --               --            (212,448)             --

Recognition of deferred tax asset         --               --            175,683              --                --
Capital subscription
    receivable                            --               --              1,084              --                --
Unearned stock compensation               --               --              1,814              --                --
Amortization of unearned
    stock compensation                    --               --               --                --                --
Comprehensive income (loss):
  Net loss                                --               --               --                --             (32,632)
  Foreign currency                        --               --               --                --                --
    translation gain

Comprehensive income (loss)               --               --               --                --                --
                                       -------        ---------        ---------         ---------         ---------

BALANCE, DECEMBER 31, 1998              98,005              980          126,610          (212,448)           19,048

Redemption of common stock                --               --               --                (540)             --
Payment of capital
    subscription receivable               --               --               --                --                --
Unearned stock compensation               --               --                566              --                --
Amortization of unearned
    stock compensation                    --               --               --                --                --
Issuance of common stock less
    underwriting fees and
    other expenses                       6,054               61           96,948              --                --
Tax benefits on option
    exercises                             --               --                359              --                --
Comprehensive income (loss):
  Net income                              --               --               --                --              31,133
  Foreign currency
    translation loss                      --               --               --                --                --

Comprehensive income                      --               --               --                --                --
                                       -------        ---------        ---------         ---------         ---------

BALANCE, JANUARY 1, 2000               104,059            1,041          224,483          (212,988)           50,181
Amortization of unearned
    stock compensation                    --               --               --                --                --
Additional expenses relative
    to 1999 issuance of
    common stock                          --               --               (102)             --                --
Comprehensive income (loss):
  Net income                              --               --               --                --              43,559
  Foreign currency
    translation loss                      --               --               --                --                --

Comprehensive income                      --               --               --                --                --
                                       -------        ---------        ---------         ---------         ---------

BALANCE, DECEMBER 30, 2000             104,059        $   1,041        $ 224,381         $(212,988)        $  93,740
                                       =======        =========        =========         =========         =========

                                       Capital                        Accumulated Other
                                     Subscription     Unearned Stock    Comprehensive      Comprehensive
                                      Receivable       Compensation         Income            Income             Total
                                       -------           ---------         ---------         ---------         ---------
BALANCE, DECEMBER 31, 1997             $    --           $    --           $    --           $    --           $  34,791
Distributions to stockholder                --                --                --                --             (34,102)
Transfer of accumulated
    deficit to additional
    paid-in capital at
    termination of
    S-Corporation status                    --                --                --                --                --
Redemption of common stock                  --                --                --                --            (212,448)

Recognition of deferred tax asset           --                --                --                --             175,683
Capital subscription
    receivable                            (1,084)             --                --                --                --
Unearned stock compensation                 --              (1,814)             --                --                --
Amortization of unearned
    stock compensation                      --                 116              --                --                 116
Comprehensive income (loss):
  Net loss                                  --                --                --             (32,632)          (32,632)
  Foreign currency
    translation gain                        --                --                   1                 1                 1
                                                                                             ---------
Comprehensive income (loss)                 --                --                --           $ (32,631)             --
                                       -------           ---------         ---------         =========         ---------

BALANCE, DECEMBER 31, 1998                (1,084)           (1,698)                1              --             (68,591)

Redemption of common stock                  --                --                --                --                (540)
Payment of capital
    subscription receivable                1,084              --                --                --               1,084
Unearned stock compensation                 --                (566)             --                --                --
Amortization of unearned
    stock compensation                      --               1,029              --                --               1,029
Issuance of common stock less
    underwriting fees and
    other expenses                          --                --                --                --              97,009
Tax benefits on option
    exercises                               --                --                --                --                 359
Comprehensive income (loss):
  Net income                                --                --                --              31,133            31,133
  Foreign currency
    translation loss                        --                --                 (48)              (48)              (48)
                                                                                             ---------
Comprehensive income                        --                --                --           $  31,085              --
                                       -------           ---------         ---------         ---------         ---------

BALANCE, JANUARY 1, 2000                    --              (1,235)              (47)             --              61,435
Amortization of unearned
    stock compensation                      --                 604              --                --                 604
Additional expenses relative
    to 1999 issuance of
    common stock                            --                --                --                --                (102)
Comprehensive income (loss):
  Net income                                --                --                --              43,559            43,559
  Foreign currency
    translation loss                        --                --                (329)             (329)             (329)
                                                                                             ---------
Comprehensive income                        --                --                --           $  43,230              --
                                       -------           ---------         ---------         =========         ---------

BALANCE, DECEMBER 30, 2000             $    --           $    (631)        $    (376)                          $ 105,167
                                       =======           =========         =========                           =========

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998, FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 AND DECEMBER 30, 2000
(DOLLARS IN THOUSANDS)


                                                                                                        FIFTY-TWO WEEKS ENDED
                                                                            DECEMBER 31,           JANUARY 1,           DECEMBER 30,
                                                                               1998                  2000                  2000
                                                                             ---------             ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $ (32,632)            $  31,133             $  43,559
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Extraordinary loss on early extinguishment of debt                          --                   3,162                  --
      Depreciation and amortization                                              4,662                 6,709                10,762
      Unrealized loss (gain) on marketable equity securities                       (92)                   (4)                   79
      Noncash stock compensation                                                   116                 1,029                   604
      Deferred taxes                                                             9,656                13,915                11,013
      (Gain) loss on disposal of fixed assets and classic vehicles                (146)                  132                  (123)
      Changes in assets and liabilities:
        Accounts receivable - net                                               (1,613)               (4,817)               (4,766)
        Inventory                                                               (2,270)               (9,586)              (13,254)
        Prepaid expenses and other assets                                         (323)               (2,225)               (2,287)
        Accounts payable                                                         7,012                 1,365                 1,495
        Accrued expenses and other liabilities                                   3,951                13,776                10,228
        Deferred rent obligation                                                   101                   841                  --
                                                                             ---------             ---------             ---------

            Net cash provided by (used in) operating activities                (11,578)               55,430                57,310
                                                                             ---------             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                         (9,433)              (22,749)              (37,122)
  Investments in marketable equity securities                                     --                    --                    (335)
  Purchase of marketable equity securities for deferred
    compensation plan                                                             (378)                 (366)                 --
  Proceeds from sale of equipment                                                  506                    29                  --
  Proceeds from sale of marketable equity securities                              --                     410                  --
                                                                             ---------             ---------             ---------

            Net cash used in investing activities                               (9,305)              (22,676)              (37,457)
                                                                             ---------             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subordinated notes                                                 --                (320,000)                 --
  Net borrowings (repayments) under bank credit agreements                     (31,097)              (33,000)                   60
  Proceeds from long-term borrowings                                           320,000               228,068                  --
  Proceeds from the sale of common stock in
   1999 (net of fees and expenses)                                                --                  97,009                  (102)
  Proceeds from repayment of capital stock subscription receivable                --                   1,084                  --
  Principal payments on long-term debt                                          (8,183)               (7,500)              (30,000)
  Payments for deferred financing costs                                         (7,115)               (4,804)                 --
  Payments for redemption of common stock                                     (212,448)                 (540)                 --
  Distributions to stockholder                                                 (17,240)                 --                    --
                                                                             ---------             ---------             ---------

            Net cash (used in) provided by financing activities                 43,917               (39,683)              (30,042)
                                                                             ---------             ---------             ---------

                                                                     (Continued)

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998, FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 AND DECEMBER 30, 2000
(DOLLARS IN THOUSANDS)

                                                             YEAR ENDED              FIFTY-TWO WEEKS ENDED
                                                             DECEMBER 31,         JANUARY 1,          DECEMBER 30,
                                                                 1998                2000                 2000
                                                               --------            --------             --------
EFFECT OF EXCHANGE RATE ON CASH                                    --                    87                  (83)
                                                               --------            --------             --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                               23,034              (6,842)             (10,272)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      7,377              30,411               23,569
                                                               --------            --------             --------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 30,411            $ 23,569             $ 13,297
                                                               ========            ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  Cash paid during the year for:
    Interest                                                   $ 14,497            $ 18,672             $ 16,477
                                                               ========            ========             ========

    Income taxes                                               $  8,730            $    864             $ 11,656
                                                               ========            ========             ========

    Noncash distributions to MK                                $ 16,862            $     --             $     --
                                                               ========            ========             ========

    Purchase of equipment by assumption of capital
      lease and lease incentives                               $     --            $    802             $    802
                                                               ========            ========             ========

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEAR ENDED DECEMBER 31, 1998 AND FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 AND DECEMBER 30, 2000 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.    HISTORY, RECAPITALIZATION AND FINANCING

The Yankee Candle Company, Inc. and subsidiaries ("Yankee Candle" or "the Company") is the leading designer, manufacturer, wholesaler and retailer of premium scented candles in the growing giftware industry. The Company has a 31-year history of offering its distinctive products and marketing them as affordable luxuries and consumable gifts. Yankee Candle products are available in more than 150 fragrances and include a wide variety of jar candles, Samplers(R) votive candles, pillars, tapers, Tarts(R) wax potpourri and other candle products, marketed as Yankee Candle(R) branded products primarily under the trade names Housewarmer(R), Country Kitchen(R), Country Classics(TM), Aroma Formula(TM), Flickers(TM) and Frosted Favorites(TM). The Company also sells a wide range of candle accessories. The Company sells its products through several channels including wholesale customers who operate approximately 12,900 gift store locations nationwide, 147 Company-operated retail stores in 35 states as of December 30, 2000, direct mail catalogs, its Internet website (www.yankeecandle.com), international distributors and its distribution center located in the United Kingdom.

On March 25, 1998, the Company entered into a Recapitalization and Stock Purchase Agreement with Yankee Candle Holdings Corp. ("Holdings"), Michael Kittredge ("MK") and affiliates of Forstmann Little & Co. ("FL&Co."). On April 27, 1998 in connection with such recapitalization (the "Recapitalization"), the Company (i) redeemed (the "Redemption") a portion of its common stock held by MK for approximately $200,000; (ii) paid transaction fees and expenses, including financing fees, of approximately $19,550; (iii) repaid existing indebtedness of approximately $49,300; and (iv) paid bonuses related to the Recapitalization of approximately $61,300. In addition, Holdings acquired shares of common stock from MK for approximately $180,000. This purchase was financed by the issuance of Holdings' common stock to FL&Co. and senior management (together with the Redemption, the "Recapitalization"). Upon completion of the Recapitalization, Holdings owned 90% of the common stock and MK retained 10% of the common stock of the Company.

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

The proceeds to the Company from its initial public offering, after deducting underwriting fees and other expenses, were approximately $97,000. On July 7, 1999, the Company used these proceeds, together with $220,000 of bank borrowings under a new credit facility (described in Note 6), and available cash to redeem $320,000 aggregate principal amount of outstanding Subordinated Debentures. The redemption of these subordinated debentures resulted in an extraordinary charge to the statement of operations of $3,162, net of tax $(0.07) and $(0.06) per basic and diluted share, respectively). These charges related to the write-off of financing fees that had previously been deferred.

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

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION - The Company sells its products directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale. Revenue from sales to wholesale customers is recognized upon shipment of product. The Company believes that these are the times when persuasive evidence of an arrangement exists, delivery has occurred, the Company's price is fixed and collectibility is reasonably assured. Revenue from merchandise credits and gift certificates issued is deferred until redemption. The adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" had no impact on the Company's consolidated financial statements.

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

The marketable securities held in this plan consist of investments in mutual funds at January 1, 2000 and December 30, 2000. Unrealized gains (losses) included in earnings during the year ended December 31, 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000 were $92, $4 and $(79), respectively. Gains of $30, $44 and $0 were realized during 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000, respectively.

ACCOUNTS RECEIVABLE - Accounts receivable primarily represents amounts due from wholesale customers.

INVENTORIES - Inventories are stated at the lower of cost or market on a last-in, first-out ("LIFO") basis. In 1998, the liquidation of certain LIFO layers decreased cost of sales by $383. There were no such liquidations in the fifty-two weeks ended January 1, 2000 or December 30, 2000.

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

DEFERRED FINANCING COSTS - The Company amortizes deferred financing costs using the effective-interest method over the life of the related debt. Accumulated amortization was $974 and $2,139 at January 1, 2000 and December 30, 2000, respectively.

TRADEMARKS - Trademarks are recorded at cost and amortized over 15 years. Cost of trademarks, included in other assets at January 1, 2000 and December 30, 2000, was $233 and $231, respectively. Accumulated amortization was $85 and $101, at January 1, 2000 and December 30, 2000, respectively.

CLASSIC VEHICLES - The Company has invested in certain vehicles, which it displays in its car museum. These vehicles are stated at cost, with no provision for depreciation, since their useful lives are indeterminable and their values fluctuate with the classic vehicle market. When management believes that a permanent decline in value has occurred, the assets are written down to their fair value. During the year ended December 31, 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000, there were no adjustments to the value of these vehicles.

ADVERTISING - The Company expenses the costs of advertising as they are incurred. Advertising expense was $1,986, $2,876 and $4,448 for the year ended 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000, respectively.

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

STOCK BASED COMPENSATION - The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for stock options and awards granted to employees. Compensation cost is recognized on an accelerated basis as set forth in Interpretation 28. The Company accounts for stock options and awards to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - At December 30, 2000, the estimated fair values of all financial instruments approximate their carrying amounts in the consolidated balance sheets due to (i) the short-term maturity of certain instruments or (ii) the floating interest rate associated with certain instruments which have the effect of repricing such instruments regularly.

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

                                                      DECEMBER 31,           JANUARY 1,           DECEMBER 30,
                                                          1998                  2000                  2000
                                                       ----------            ----------            ----------
Basic                                                  64,458,000            49,857,000            52,900,000
Add:
  Contingently returnable shares                             --               1,666,000             1,581,000

  Shares issuable pursuant to option grants                  --                 266,000               182,000
                                                       ----------            ----------            ----------

  Diluted                                              64,458,000            51,789,000            54,663,000
                                                       ==========            ==========            ==========

NEWLY ISSUED ACCOUNTING STANDARDS - In May 2000, EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" was issued by the Emerging Issues Task Force. This pronouncement addressed the classification of (i) amounts billed to customers for shipping and handling activities and (ii) costs incurred by sellers for shipping and handling activities in the statement of operations. The Company implemented this pronouncement during the fifty-two week period ended December 30, 2000. All financial statements presented have been reclassified to reflect the provisions of this pronouncement.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The SAB specifically sets forth criteria which must be satisfied in order for revenue to be recognized. The adoption of SAB No. 101 did not have an effect on the Company's consolidated financial position or results of operations, as the Company's revenue recognition policies already complied with the provisions of SAB No. 101.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will be effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The impact of adopting SFAS 133 on the Company's financial statements at December 31, 2000 was not material.

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

PRIOR-YEAR RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    INVENTORIES

The components of inventory were as follows:

                                      JANUARY 1,          DECEMBER 30,
                                         2000                 2000
                                       --------             --------
Inventory at FIFO, which approximates
  replacement value:
  Finished goods                       $ 18,127             $ 27,461
  Work-in-process                           196                   15
  Raw materials and packaging             4,219                8,334
                                       --------             --------

                                         22,542               35,810

  Less LIFO reserve                        (548)                (774)
                                       --------             --------

                                       $ 21,994             $ 35,036
                                       ========             ========

4.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

                                                          JANUARY 1,           DECEMBER 30,
                                                            2000                   2000
                                                          ---------             ---------
Land and improvements                                     $   4,492             $   4,780
Buildings and improvements                                   43,974                53,144
Computer equipment                                            7,576                18,071
Furniture and fixtures                                       10,954                16,621
Equipment                                                    15,122                20,982
Vehicles                                                        880                 1,110
Construction-in-process                                       1,462                 6,375
                                                          ---------             ---------
Total                                                        84,460               121,083

Less accumulated depreciation and amortization              (19,243)              (28,208)
                                                          ---------             ---------

                                                          $  65,217             $  92,875
                                                          =========             =========

$38, $229 and $566 of interest was capitalized in the year ended December 31, 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000, respectively.

5.    CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances aggregated $18,189 and $6,774 at January 1, 2000 and December 30, 2000, respectively.

The Company extends credit to its wholesale customers. No single customer accounted for more than 3% of total sales during any period presented nor did any such customer account for more than 6% of the outstanding receivable balance at either January 1, 2000 or December 30, 2000.

6.    LONG-TERM DEBT

Long term debt is summarized as follows:

                                   JANUARY 1,         DECEMBER 30,
                                      2000                2000
                                    --------            --------
Term loan                           $142,500            $112,500
Revolving line of credit              45,068              45,012
                                    --------            --------

                                     187,568             157,512

Less current portion                  30,000              30,000
                                    --------            --------

Noncurrent portion                  $157,568            $127,512
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

In April 1998, the Company entered into a credit agreement with a consortium of banks (the "Old Credit Agreement"). The Old Credit Agreement provided for a revolving credit facility of $60,000. A portion of this revolving credit facility, in an amount not to exceed $15,000, could have been used, to the extent available, for standby and commercial letters of credit. This facility was terminated at the time that the New Credit Agreement described below was executed.

In July 1999, the Company entered into a new credit agreement with a consortium of banks (the "New Credit Agreement"). The New Credit Agreement provided for a maximum borrowing of $300,000 and consists of a revolving credit facility for $150,000 and a term loan for $150,000. Borrowings of $220,000 under the New Credit Agreement were used together with net proceeds from the initial public offering (see Note 1) to redeem the aggregate principal amount of Subordinated Debentures. The New Credit Agreement matures on July 7, 2004, with any outstanding amounts due on that date; no payments of principal are due on the revolving credit facility until this maturity date. The term loan is payable in quarterly installments ranging from $7,500 to $9,500 in March, June, September and December of each year commencing on December 31, 1999. The New Credit Agreement is collateralized by substantially all of the assets of the Company. As of January 1, 2000 and December 30, 2000, the unused portion of the revolving credit facility was $104,932 and $104,988, respectively.

The Company is required to pay a commitment fee on the average daily unutilized portion of the revolving credit facility at a rate ranging from 1/4% to 3/8% per annum. The Company may elect to set the interest rate on all or a portion of the borrowings outstanding under the New Credit Agreement at a rate per annum equal to (a) the greater of (i) prime rate, (ii) the base CD rate plus 1% or (iii) the federal funds effective rate plus 1/2%, or (b) the eurodollar rate. The weighted-average interest rate on outstanding borrowings at December 30, 2000 was 8.04%.

The New Credit Agreement includes restrictions as to, among other things, the amount of additional indebtedness, contingent obligations, liens, investments, asset sales, capital expenditures and dividends and requires the maintenance of minimum levels of interest coverage. It also includes a restriction for the payment of dividends. None of the restrictions contained in the New Credit Agreement are expected to have a significant effect on the ability of the Company to operate. As of December 30, 2000, the Company was in compliance with all financial and operating covenants under the New Credit Agreement.

Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

                 LONG-TERM
                   DEBT
                 --------
 2001            $ 30,000
 2002              31,500
 2003              32,000
 2004              64,012
                 --------

Total            $157,512
                 ========

7.    PROVISION FOR INCOME TAXES

Prior to the Recapitalization, the Company was taxed as an S corporation for federal and state income tax purposes. Generally, there is no federal income tax on earnings of an S corporation; however, some states impose a tax on taxable earnings.


Income tax expense, exclusive of that relating to extraordinary items, consists of the following:

                                   YEAR ENDED               FIFTY-TWO WEEKS ENDED
                                   DECEMBER 31,         JANUARY 1,        DECEMBER 30,
                                       1998               2000               2000
                                      -------            -------            -------
Federal:
  Current                             $  --              $ 7,881            $15,977
  Deferred                              8,894             12,263              9,655
                                      -------            -------            -------

  Total federal                         8,894             20,144             25,632
                                      -------            -------            -------

State:
  Current                                --                1,067              2,049
  Deferred                                762              1,652              1,358
                                      -------            -------            -------

  Total state                             762              2,719              3,407
                                      -------            -------            -------

Total income tax provision            $ 9,656            $22,863            $29,039
                                      =======            =======            =======

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

The tax effect of significant items comprising the Company's net deferred tax assets (liabilities) are as follows:

                                                          JANUARY 1,                    DECEMBER 30,
                                                            2000                            2000
                                                    CURRENT      NONCURRENT        CURRENT       NONCURRENT
                                                   ---------     ----------        ---------     ----------
Deferred tax assets:
  Basis differential as a result
     of  basis stepup for tax                      $    --       $ 151,664        $    --        $ 140,630
  Deferred compensation
    arrangements                                         350          --                426           --
  Employee benefits                                    1,123          --              1,765           --
  Other                                                  379           397              836            590

Deferred tax liabilities - fixed assets                 --          (1,812)            --           (3,159)
                                                   ---------     ---------        ---------      ---------
                                                   $   1,852     $ 150,249        $   3,027      $ 138,061
                                                   =========     =========        =========      =========

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

                                           DECEMBER 31,      JANUARY 1,     DECEMBER 30,
                                               1998             2000            2000
                                               ---              ---             ---
Statutory federal income tax rate               35%              35%             35%
State income taxes - net of federal
  income tax benefit                             3                4               4
S-Corporation income                           (80)             --              --
Other                                          --                 1               1
                                               ---              ---             ---

                                               (42)%            40 %            40 %
                                               ===              ===             ===

8.    PROFIT SHARING PLAN

The Company maintains a profit sharing/salary reduction plan under section 401(k) of the Internal Revenue Code. Employer matching contributions amounted to $347, $425 and $570 for 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000, respectively. The Company, at its discretion, may also make annual profit sharing contributions to the plan. There were no profit sharing contributions in 1998 or the fifty-two weeks ended January 1, 2000 and December 30, 2000, respectively.

9.    DEFERRED COMPENSATION

The Company has a deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees' compensation up to a maximum of $20 per employee per year. Employer contributions amounted to $133, $100 and $0 for 1998 and for the fifty-two weeks ended January 1, 2000 and December 30, 2000, respectively. Benefits under the plan will be paid in a lump sum upon termination of the plan or termination of employment. Benefits paid to retired employees during the fifty-two weeks ended January 1, 2000 and December 30, 2000 were $410 and $0, respectively.

10.   CONTINGENCIES

The Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

11.   STOCKHOLDERS' EQUITY

CAPITAL STOCK - As of January 1, 2000 and December 30, 2000, the Company had 104,059,000 shares of common stock (par value $.01) issued. In connection with the 1998 Recapitalization, the Company redeemed approximately 49,560,000 shares of common stock from MK. These shares were held in treasury at January 1, 2000 and December 30, 2000.

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

In addition, options to purchase common stock were granted to key employees and directors of the Company in 1998 (the "1998 Plan"). The options granted under the 1998 Plan were "nonqualified" for tax purposes. For financial reporting purposes, the award of the right to purchase stock and the grant of options, in certain cases, were considered to be below the fair value of the stock at the time of grant. The fair value was determined based on an appraisal conducted by an independent appraisal firm as of the relevant dates. The differences between fair value and the purchase price or the exercise price is being charged to compensation expense over the relevant vesting period - generally between three and five years. In 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000, such expense aggregated $116, $1,029 and $604, respectively. In addition to the options granted above, the Company adopted the 1999 Employee Stock Option and Award Plan in June, 1999 (the "1999 Plan"). The 1999 plan provides for the grant of incentive stock options intended to qualify under
Section 422 of the Internal Revenue Code and nonqualified options. Both of these options generally have an exercise price equal to the fair market value of the stock on the date of grant, vest gradually over a five-year period and expire after 10 years.

A summary of the status of option grants and changes during the period ending on that date are presented below:

                                                                                              WEIGHTED                   WEIGHTED
                                                                                              AVERAGE                    AVERAGE
                                                                     RANGE OF                 EXERCISE                    GRANT
                                                                     EXERCISE                   PRICE                   DATE FAIR
                                             OPTIONS                  PRICES                  PER SHARE                   VALUE
                                            ---------             --------------            --------------            --------------
Outstanding at December 31, 1997            $    --               $         --              $         --                         $--

  Granted                                     427,493                       4.25                      4.25                      3.10
  Forfeited                                      --                         --                        --                        --
                                            ---------             --------------            --------------            --------------

Outstanding at December 31, 1998              427,493                       4.25                      4.25                      --

  Granted                                     153,546               4.25 - 18.00                     12.55                      9.09
  Forfeited                                   (24,428)                      4.25                      4.25                      --
                                            ---------             --------------            --------------            --------------

Outstanding at January 1, 2000                556,611               4.25 - 18.00                      6.44                      --

  Granted                                     161,500              11.875-21.125                     16.40                     11.56
  Forfeited                                      --                         --                        --                        --
                                            ---------             --------------            --------------            --------------

Outstanding at December 30, 2000              718,111              $4.25-$21.125            $         8.76                      --
                                            =========             ==============            ==============            ==============

Under the existing stock option plans, there are 2,319,876 shares available for future grants at December 30, 2000. At December 30, 2000, options were exercisable for 19,000 shares of common stock at a weighted average exercise price of $17.67 per share.

As described in Note 2, the Company accounts for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant.

The following weighted-average assumptions were used to compute the pro forma results of operations that reflect grants in 2000 under the 1999 Plan, in 1999 under both the 1998 and the 1999 plans and in 1998 under the 1998 Plan:

                                  1998           1999            2000
Volatility                           20%            52%            85%
Dividend yield                        0%             0%             0%
Risk free interest rate            4.54%          5.30%          5.70%
Expected lives                   5 years        5 years        5 years

If compensation cost for stock option grants had been determined based on the fair value on the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and earnings per share for the year ended December 31, 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000 would have been $(14,290) or $(0.22) per basic and diluted share and $30,847 or $0.62 per basic share and $0.60 per diluted share and $42,766 and $0.81 per basic share and $0.78 per diluted share, respectively.

      The following table summarizes information about the Company's stock options outstanding at December 30, 2000:

                                                          WEIGHTED
      RANGE                                                AVERAGE
       OF                                                 REMAINING
    EXERCISE       OPTIONS             OPTIONS              LIFE
     PRICES      OUTSTANDING         EXERCISABLE           (YEARS)
---------------    -------            --------            --------
$          4.25    461,611                --                  7.54

         11.875     82,500                --                  9.83

  16.87 - 18.00     95,000                --                  8.64

         21.125     79,000                --                  9.42
---------------    -------            --------            --------

$4.25 - $21.125    718,111                --                  8.15
===============    =======            ========            ========

12.   COMMITMENTS

The Company leases most store locations, several distribution facilities and a number of vehicles. The operating leases, which expire in various years through 2013, contain renewal options in favor of the Company ranging from six months to five years and provide for base rentals plus contingent rentals thereafter, which are a function of sales volume. In addition, the Company is required to pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Furthermore, several facility leases contain rent escalation clauses.

The aggregate annual future minimum lease commitments under operating leases as of December 30, 2000 are as follows:

                                       OPERATING
                                        LEASES
                                        -------
2001                                     10,283
2002                                      9,689
2003                                      9,484
2004                                      9,439
2005                                      8,763
Thereafter                               27,051
                                        -------

Total minimum lease payments            $74,709
                                        =======

Rent expense, including contingent rentals, for the year ended December 31, 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000 was approximately $3,424, $5,734 and $9,348, respectively. Included in rent expense were contingent rental payments of approximately $764, $1,119 and $1,403, for 1998 and the fifty-two weeks ended January 1, 2000 and December 30, 2000, respectively.

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

The following are the relevant data for the year ended December 31, 1998, the fifty-two weeks ended January 1, 2000 and December 30, 2000:

                                                                                                                   BALANCE PER
                                                                                             UNALLOCATED/         CONSOLIDATED
                                                                                              CORPORATE/           FINANCIAL
YEAR ENDED DECEMBER 31, 1998                          RETAIL             WHOLESALE              OTHER              STATEMENTS
                                                    ---------            ---------            ---------             ---------
Net sales                                           $  81,210            $ 107,512            $    --               $ 188,722
Gross profit                                           54,425               50,947                 --                 105,372
Operating margin                                       29,724               45,102              (81,016)               (6,190)
Unallocated costs                                        --                   --                (16,786)              (16,786)
Loss before provision for income taxes                   --                   --                   --                 (22,976)

FIFTY-TWO WEEKS ENDED JANUARY 1, 2000

Net sales                                           $ 123,185            $ 138,890            $    --               $ 262,075
Gross profit                                           81,507               65,449                 --                 146,956
Operating margin                                       43,047               59,362              (26,023)               76,386
Unallocated costs                                        --                   --                (19,228)              (19,228)
Income before provision for income taxes                 --                   --                   --                  57,158

FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000

Net sales                                           $ 175,261            $ 163,544            $    --               $ 338,805
Gross profit                                          112,281               72,857                 --                 185,138
Operating margin                                       55,936               64,738              (31,576)               89,098
Unallocated costs                                        --                   --                (16,500)              (16,500)
Income before provision for income taxes                 --                   --                   --                  72,598

14. SUBSEQUENT EVENTS (Unaudited)

On February 14, 2001, the Company announced plans to consolidate and restructure its distribution and supply chain operations. In connection with this decision the Company shut-down its Utah distribution facility and restructured its distribution work-force. As a result of this plan, the Company intends to record a pre-tax restructuring charge of approximately $7.0 million in the first quarter of fiscal 2001. The major components of this charge are severance costs, the write-off of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expense, net of anticipated sub-lease income. The Company's workforce was reduced by approximately 450 employees as a result of this restructuring. The Company plans to fund the costs incurred as a result of the restructuring through funds to be generated from operating activities.

15.   QUARTERLY RESULTS (UNAUDITED)

In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

                                                                               YEAR ENDED JANUARY 1, 2000
                                                       April 3,              July 3,              October 2,            January 1,
                                                      ---------             ---------             ---------             ---------
                                                                    (Dollars in Thousands, Except per Share Data)
Net sales                                             $  47,781             $  42,538             $  60,066             $ 111,690
Cost of sales                                            21,995                19,771                26,839                46,514
                                                      ---------             ---------             ---------             ---------

Gross profit                                             25,786                22,767                33,227                65,176
Selling expenses                                          8,509                 9,224                11,325                15,489
General and administrative expenses                       6,213                 6,049                 6,252                 7,509
Bonus related to the recapitalization                      --                    --                    --                    --
                                                      ---------             ---------             ---------             ---------

Income from operations                                   11,064                 7,494                15,650                42,178
Interest income                                            (290)                 (206)                  (63)                  (68)
Interest expense                                          5,768                 5,611                 4,106                 4,486
Other (income) expense                                      (44)                  (51)                   58                   (79)
                                                      ---------             ---------             ---------             ---------
Income before provision for
  income taxes                                            5,630                 2,140                11,549                37,839
Provision for income taxes                                2,252                   856                 4,620                15,135
                                                      ---------             ---------             ---------             ---------
Income before extraordinary loss on
  early extinguishment of debt                            3,378                 1,284                 6,929                22,704

Extraordinary loss on early extinguishment
  of debt                                                  --                    --                   3,162                  --
                                                      ---------             ---------             ---------             ---------

Net income                                            $   3,378             $   1,284             $   3,767             $  22,704
                                                      =========             =========             =========             =========

BASIC EARNINGS PER SHARE:
  INCOME BEFORE EXTRAORDINARY ITEM                    $    0.07             $    0.03             $    0.13             $    0.43
                                                      =========             =========             =========             =========
NET INCOME                                            $    0.07             $    0.03             $    0.07             $    0.43
                                                      =========             =========             =========             =========

DILUTED EARNINGS PER SHARE:
  INCOME BEFORE EXTRAORDINARY ITEM                    $    0.07             $    0.03             $    0.13             $    0.42
                                                      =========             =========             =========             =========
NET INCOME                                            $    0.07             $    0.03             $    0.07             $    0.42
                                                      =========             =========             =========             =========

15.  Quaterly Results (Unaudited) (Continued)

                                                                            YEAR ENDED DECEMBER 30, 2000
                                                       April 1,              July 1,            September 30,          December 30,
                                                      ---------             ---------             ---------             ---------
                                                                    (Dollars in Thousands, Except per Share Data)
Net sales                                             $  63,490             $  58,179             $  75,747             $ 141,389
Cost of goods sold                                       29,080                26,904                35,706                61,977
                                                      ---------             ---------             ---------             ---------

Gross profit                                             34,410                31,275                40,041                79,412
Selling expenses                                         13,143                14,462                15,832                21,027
General and administrative expenses                       7,786                 7,690                 8,145                 7,955
Bonus related to the recapitalization                      --                    --                    --                    --
                                                      ---------             ---------             ---------             ---------

Income from operations                                   13,481                 9,123                16,064                50,430
Interest income                                             (67)                  (44)                  (39)                  (85)
Interest expense                                          3,845                 4,137                 4,379                 4,539
Other (income) expense                                       54                   (19)                  (21)                 (179)
                                                      ---------             ---------             ---------             ---------
Income before provision for
  income taxes                                            9,649                 5,049                11,745                46,155
Provision for income taxes                                3,859                 2,020                 4,698                18,462
                                                      ---------             ---------             ---------             ---------
Income before extraordinary loss
  on early extinguishment of debt                         5,790                 3,029                 7,047                27,693

Extraordinary loss on early extinguishment
  of debt                                                  --                    --                    --                   --
                                                      ---------             ---------             ---------             ---------

Net income                                            $   5,790             $   3,029             $   7,047             $  27,693
                                                      =========             =========             =========             =========

BASIC EARNINGS PER SHARE:
  INCOME BEFORE EXTRAORDINARY ITEM                    $    0.11             $    0.06             $    0.13             $    0.52
                                                      =========             =========             =========             =========
NET INCOME                                            $    0.11             $    0.06             $    0.13             $    0.52
                                                      =========             =========             =========             =========

DILUTED EARNINGS PER SHARE:
  INCOME BEFORE EXTRAORDINARY ITEM                    $    0.11             $    0.06             $    0.13             $    0.51
                                                      =========             =========             =========             =========
NET INCOME                                            $    0.11             $    0.06             $    0.13             $    0.51
                                                      =========             =========             =========             =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be held on June 13, 2001 (the "Proxy Statement") and the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

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

2.  Consolidated Financial Statement Schedule

The schedule listed below is filed as part of this Form 10-K and is set forth below:

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable. The independent auditors' report on the schedule is included in their report on the consolidated financial statements.

Schedule II - Valuation and Qualifying Accounts

                                             BALANCE AT         CHARGED TO COSTS      DEDUCTIONS FROM         BALANCE AT
Allowance for Doubtful Accounts           BEGINNING OF YEAR       AND EXPENSES           RESERVES             END OF YEAR
                                          -------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998:
   Allowance for doubtful accounts            $ 360,000            $ 181,946            $ (91,946)            $ 450,000

52 WEEKS ENDED JANUARY 1, 2000
   Allowance for doubtful accounts              450,000               76,080             (201,080)              325,000

52 WEEKS ENDED DECEMBER 30, 2000:
   Allowance for doubtful accounts              325,000              124,066              (97,367)              351,699

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

3.       Exhibits

The exhibits are listed below under Part IV, Item 14(c) of this Report.

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 30, 2000

(c)  Exhibits

No.      Description
---      -----------
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

--------------------------

* Incorporated by reference from the Company's Registration Statements on Form S-1 (File No. 333-76397)

+        Management compensation contract/plan

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.


                                                The Yankee Candle Company, Inc.


                                                By   /s/ MICHAEL D. PARRY
                                                --------------------------------
                                                         Michael D. Parry

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 29, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                                 Capacity
         ---------                                 --------
 /s/ MICHAEL J. KITTREDGE               Chairman of the Board of Directors
------------------------------
   Michael J. Kittredge


   /s/ MICHAEL D. PARRY                 President, Chief Executive Officer and
------------------------------          Director
   Michael D. Parry                     (Principal Executive Officer)


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


   /s/ GERALD F. LYNCH                  Vice President, Controller
------------------------------          (Principal Accounting Officer)
   Gerald F. Lynch


   /s/ THEODORE J. FORSTMANN            Director
------------------------------
   Theodore J. Forstmann

   /s/ SANDRA J. HORBACH            Director
------------------------------
   Sandra J. Horbach


   /s/ JAMIE C. NICHOLLS            Director
------------------------------
   Jamie C. Nicholls


  /s/ MICHAEL J. OVITZ              Director
------------------------------
   Michael S. Ovitz


   /s/ RONALD L. SARGENT            Director
------------------------------
   Ronald L. Sargent


   /s/ EMILY WOODS                  Director
------------------------------
   Emily Woods

                                 EXHIBIT INDEX

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

--------------------------

* Incorporated by reference from the Company's Registration Statements on Form S-1 (File No. 333-76397)

+        Management compensation contract/plan