Form 10-Q
period 2001-03-31
YANKEE CANDLE CO INC
filed 2001-05-14
CIK 1084242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2001
                                --------------

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


                102 CHRISTIAN LANE, WHATELY, MASSACHUSETTS 01093
              ----------------------------------------------------
              (Address of principal executive office and zip code)

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

          Yes _X_   No ___

The registrant had 54,548,961 shares of Common Stock, par value $0.01, outstanding as of May 14, 2001.

THE YANKEE CANDLE COMPANY, INC.

                    FORM 10-Q - Quarter Ended March 31, 2001

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

                                      Index

Item                                                                            Page
----                                                                            ----
PART I. Financial Information
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                                     3
        as of March 31, 2001 and December 30, 2000

        Condensed Consolidated Statements of Operations                           4
        for the Thirteen weeks Ended March 31, 2001 and April 1, 2000

        Condensed Consolidated Statements of Cash Flows for the Thirteen          5
        weeks ended March 31, 2001 and April 1, 2000

        Notes to the Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of                                   9
        Financial Condition and Results of Operations

PART II.Other Information

Item 1. Legal Proceedings                                                        13

Item 2. Changes in Securities and Use of Proceeds                                13

Item 3. Defaults Upon Senior Securities                                          13

Item 4. Submission of Matters to a Vote of Security Holders                      13

Item 5. Other Information                                                        13

Item 6. Exhibits and Reports on Form 8-K                                         13

Signatures                                                                       15

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                            March 31,          December 30,
                                                                              2001                 2000
                                                                            ---------          ------------
                                     ASSETS                                (unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                              $   5,381           $  13,297
     Accounts receivable, less allowance of $325 at March 31, 2001
      and $352 at December 30, 2000                                            23,727              17,945
     Inventory                                                                 37,141              35,036
     Prepaid expenses and other current assets                                  6,597               5,419
     Deferred tax assets                                                        3,027               3,027
                                                                            ---------           ---------

TOTAL CURRENT ASSETS                                                           75,873              74,724

PROPERTY, PLANT AND EQUIPMENT-NET                                              95,271              92,875
MARKETABLE SECURITIES                                                           1,018               1,072
CLASSIC VEHICLES                                                                  874                 874
DEFERRED FINANCING COSTS                                                        3,650               3,929
DEFERRED TAX ASSETS                                                           138,061             138,061
OTHER ASSETS                                                                      642                 293
                                                                            ---------           ---------

TOTAL ASSETS                                                                $ 315,389           $ 311,828
                                                                            =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $  16,042           $  16,133
     Accrued interest                                                           1,560               2,524
     Accrued payroll                                                            7,559               7,757
     Accrued income taxes                                                          --              12,006
     Other accrued liabilities                                                  8,717               7,352
     Current portion of long-term debt                                         30,000              30,000
                                                                            ---------           ---------

TOTAL CURRENT LIABILITIES                                                      63,878              75,772

DEFERRED COMPENSATION OBLIGATION                                                1,089               1,074
LONG TERM DEBT - Less current portion                                         143,500             127,512
DEFERRED RENT                                                                   2,161               2,303

STOCKHOLDERS' EQUITY:
     Common stock                                                               1,041               1,041
     Additional paid-in capital                                               224,842             224,381
     Treasury stock                                                          (212,988)           (212,988)
     Retained earnings                                                         93,561              93,740
     Unearned stock compensation                                               (1,007)               (631)
     Accumulated other comprehensive loss                                        (688)               (376)
                                                                            ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                    104,761             105,167
                                                                            ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 315,389           $ 311,828
                                                                            =========           =========


See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                       For the Thirteen Weeks Ended
                                                                       ----------------------------
                                                                       March 31,           April 1,
                                                                          2001               2000
                                                                       ---------           --------

Net sales                                                               $ 75,320           $ 63,490
Cost of sales                                                             38,015             29,080
                                                                        --------           --------

Gross profit                                                              37,305             34,410
Selling expenses                                                          17,175             13,143
General and administrative expenses                                        9,191              7,786
Restructuring charge                                                       8,000                 --
                                                                        --------           --------

Income from operations                                                     2,939             13,481
Interest income                                                              (42)               (67)
Interest expense                                                           3,376              3,845
Other (income) expense                                                      (102)                54
                                                                        --------           --------

Income (loss) before provision for (benefit from) income taxes              (293)             9,649
Provision for (benefit from) income taxes                                   (114)             3,859
                                                                        --------           --------

Net income (loss)                                                       $   (179)          $  5,790
                                                                        ========           ========

Basic earnings per share                                                $   0.00           $   0.11
                                                                        ========           ========

Diluted earnings per share                                              $   0.00           $   0.11
                                                                        ========           ========

Weighted average shares:
     Basic                                                                53,617             52,900
                                                                        ========           ========

     Diluted                                                              53,617             54,622
                                                                        ========           ========


See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               For the Thirteen Weeks Ended
                                                                                               ----------------------------
                                                                                                March 31,          April 1,
                                                                                                  2001               2000
                                                                                                ---------          --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                             $   (179)          $  5,790
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                                    3,288              2,174
  Write-down of Utah equipment                                                                     2,124                 --
  Unrealized loss (gain) on marketable equity securities                                              88                (30)
  Non-cash stock compensation                                                                         85                152
  (Gain) loss on disposal of fixed assets and classic vehicles                                       (28)                 2

  Changes in assets and liabilities:
       Accounts receivable-net                                                                    (5,867)            (2,921)
       Inventory                                                                                  (2,258)           (11,720)
       Prepaid expenses and other assets                                                          (1,564)            (1,280)
       Accounts payable                                                                              (79)             2,954
       Accrued expenses and other liabilities                                                    (11,920)            (8,899)
                                                                                                --------           --------

  NET CASH USED IN OPERATING ACTIVITIES                                                          (16,310)           (13,778)
                                                                                                --------           --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                                                      (7,670)           (10,211)
       Investments in marketable equity securities                                                   (34)              (148)
       Proceeds from sale of equipment                                                                25                 --
                                                                                                --------           --------

  NET CASH USED IN INVESTING ACTIVITIES                                                           (7,679)           (10,359)
                                                                                                --------           --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings(repayments) under bank credit agreements                                    23,646             14,172
       Principal payments on long-term debt and capital lease obligations                         (7,512)            (7,500)
                                                                                                --------           --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       16,134              6,672
                                                                                                --------           --------

  EFFECT OF EXCHANGE RATE ON CASH                                                                    (61)                97
                                                                                                --------           --------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (7,916)
                                                                                                                    (17,368)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  13,297             23,569
                                                                                                --------           --------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  5,381           $  6,201
                                                                                                ========           ========

  SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                                                                    $  4,340           $  4,019
    Income taxes                                                                                  12,573             10,698


See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The financial information included herein is unaudited; however, in the opinion of management such information contains all adjustments necessary for a fair presentation of the results for such periods. In addition, the Company believes such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, cash flows and comprehensive loss for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year ending December 29, 2001.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 30, 2000.

2.   INVENTORIES

Inventory quantities are substantiated through the completion of quarter end physical inventory counts. Inventories are stated at the lower of cost or market on a last-in first-out ("LIFO") basis.

The components of inventory were as follows:

                                     March 31,        December 30,
                                       2001               2000
                                     ---------        ------------

Finished goods                       $ 31,977           $ 27,461
Work-in-process                            26                 15
Raw materials and packaging             5,912              8,334
                                     --------           --------
                                       37,915             35,810
Less LIFO reserve                        (774)              (774)
                                     --------           --------
                                     $ 37,141           $ 35,036
                                     ========           ========

3.   INCOME TAXES

The Company's effective tax rate in the first quarter of fiscal 2001 and fiscal 2000 was 39% and 40%, respectively. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year.

4.   EARNINGS PER SHARE

Under SFAS No. 128, the Company provides dual presentation of earnings per share ("EPS") on a basic and diluted basis. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options. The number of common stock equivalents which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive was 1,045 and 144 for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares.

                                          For the Thirteen Weeks Ended
                                          ----------------------------
                                        March 31, 2001      April 1, 2000
                                        --------------      -------------
Weighted average basic shares
outstanding                                 53,617              52,900
Adjustments:
Contingently returnable shares and
shares issuable pursuant to stock
option grants                                   --               1,722
                                            ------              ------
Weighted average diluted shares
outstanding                                 53,617              54,622
                                            ======              ======

5.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during the period. It has two components: net income (loss) and other comprehensive income (loss). Comprehensive income (loss), net of related tax effects, is as follows:

                                                     For the Thirteen Weeks Ended
                                                     ----------------------------
                                                  March 31, 2001        April 1, 2000
                                                  --------------        -------------

Net income (loss)                                     $ (179)               $5,790

Other comprehensive income (loss):
     Translation adjustment                             (312)                   14
                                                      ------                ------
Total other comprehensive income (loss)                 (312)                   14
                                                      ------                ------

Comprehensive income (loss)                           $ (491)               $5,804
                                                      ======                ======

Accumulated other comprehensive income (loss) reported on the Company's Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments.

6.   SEGMENT INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the "CEO") currently reviews the results of the Company and its subsidiaries' businesses. The Company has two reportable segments - retail and wholesale. The identification of these segments results from management's recognition that while the product sold is similar, the type of customer for the product and services and the methods used to distribute the product are different.

                                                                                    Balance per
Thirteen Weeks                                                  Unallocated/         Condensed
Ended                                                            Corporate/        Consolidated
March 31, 2001                Retail           Wholesale           Other        Financial Statements
--------------                ------           ---------        ------------    --------------------

Net sales                    $ 34,756          $ 40,564          $     --           $ 75,320
Gross profit                   20,847            16,458                --             37,305
Operating margin                5,883            14,248           (17,192)             2,939
Unallocated costs                  --                --            (3,232)            (3,232)
Loss before benefit
 from income taxes                 --                --                --               (293)



                                                                                    Balance per
Thirteen Weeks                                                  Unallocated/         Condensed
Ended                                                            Corporate/        Consolidated
April 1, 2000                 Retail           Wholesale           Other        Financial Statements
--------------                ------           ---------        ------------    --------------------

Net sales                    $ 24,717          $ 38,773          $     --           $ 63,490
Gross profit                   16,165            18,245                --             34,410
Operating margin                4,977            16,290            (7,786)            13,481
Unallocated costs                  --                --            (3,832)            (3,832)
Income before provision
 for income taxes                  --                --                --              9,649

7.   RESTRUCTURING CHARGE

On February 14, 2001, the Company announced plans to consolidate and restructure its distribution, manufacturing and supply chain operations. In connection with this decision the Company shut-down its Utah distribution facility and restructured its distribution and manufacturing work-force. As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.0 million in the first quarter of fiscal 2001. The major components of this charge were severance costs and other employee related costs, the write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expense, net of anticipated sub-lease income. The Company's workforce was reduced by approximately 450 employees as a result of this restructuring. An analysis of the restructuring reserve is as follows:

                                                         Accrued as of
                          Expense         Costs Paid     March 31, 2001
                          -------         ----------     --------------

Occupancy                 $ 2,635          $  (134)          $ 2,501
Employee related            2,635           (1,386)            1,249
Other                         606             (476)              130
                          -------          -------           -------
  Total                   $ 5,876          $(1,996)          $ 3,880
                          =======          =======           =======

In addition, as described above, the Company recorded a pre-tax non-cash write-down of property, plant and equipment at its Utah facility of $2,124.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Thirteen weeks ended March 31, 2001 versus thirteen weeks ended April 1, 2000.

NET SALES

Net sales increased 18.6% to $75.3 million for the thirteen weeks ended March 31, 2001 from $63.5 million for the thirteen weeks ended April 1, 2000. This growth was achieved by increasing the number of retail stores, increasing sales in existing retail stores and mail-order operations, and increasing sales to wholesale customers.

Wholesale sales increased 4.6% to $40.6 million for the thirteen weeks ended March 31, 2001 from $38.8 million for the thirteen weeks ended April 1, 2000. This growth was achieved by increasing sales to existing customers and increasing the number of wholesale locations. The Company believes this wholesale sales growth has been and will continue to be positively impacted by increased promotional spending, the addition of new wholesale locations and the continued growth of its European operations.

Retail sales increased 40.6% to $34.8 million for the thirteen weeks ended March 31, 2001 from $24.7 million for the thirteen weeks ended April 1, 2000. This growth was achieved by increasing the number of retail stores and increasing sales in existing retail stores and mail-order operations. There were 154 retail stores open as of March 31, 2001 compared to 116 retail stores open as of April 1, 2000 and 147 retail stores open as of December 30, 2000. Comparable store and mail-order hub sales for the thirteen weeks ended March 31, 2001 increased 14% over the thirteen weeks ended April 1, 2000. Retail comparable store sales increased 8%. There were 109 retail stores included in the comparable store base as of March 31, 2001.

GROSS PROFIT

Gross profit increased 8.4% to $37.3 million for the thirteen weeks ended March 31, 2001 from $34.4 million for the thirteen weeks ended April 1, 2000. This increase was almost entirely attributable to the increase in sales. As a percentage of sales, gross profit decreased to 49.5% for the thirteen weeks ended March 31, 2001 from 54.2% for the thirteen weeks ended April 1, 2000. The decrease in the gross profit rate was primarily due to inefficiencies in supply chain operations; and to a lesser extent a higher mix of non-manufactured sales in the retail business and discounts associated with the sell-through of holiday merchandise in the retail business. The supply chain inefficiencies were addressed during the first quarter of fiscal 2001 as part of the Company's restructuring plan.

SELLING EXPENSES

Selling expenses increased 30.7% to $17.2 million for the thirteen weeks ended March 31, 2001 from $13.1 million for the thirteen weeks ended April 1, 2000. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs. As a percentage of sales, selling expenses increased to 22.8% for the thirteen weeks ended March 31, 2001 from 20.7% for the thirteen weeks ended April 1, 2000. The increase in selling expense in dollars and as a percentage of sales for the quarter was primarily related to the shift in business mix between retail and wholesale. Retail sales, which have a higher gross margin and higher selling expenses as a percentage of sales, represented 46.1% of total sales in the first quarter of 2001 compared to 38.9% in the same quarter last year. Retail selling expense as a percentage of retail sales decreased, demonstrating the Company's ability to leverage selling expense as store sales increase.

SEGMENT PROFITABILITY

Segment profitability is net sales less cost of sales and selling expenses. Segment profitability for the Company's wholesale operations, including Europe, was $14.2 million, or 35.1% of wholesale sales in 2001 compared to $16.3 million or 42.0% of wholesale sales in 2000. Segment profitability for the Company's retail operations was $5.9 million or 16.9% of retail sales in 2001 compared to $5.0 million or 20.1% of retail sales in 2000. The decrease in wholesale and retail segment profitability as a percentage of net sales was primarily due to inefficiencies in supply chain operations; and to a lesser extent a higher mix of non-manufactured sales in the retail business, discounts associated with the sell-through of holiday merchandise in the retail business and higher than anticipated display expenses in the wholesale business. The supply chain inefficiencies were addressed during the first quarter of fiscal 2001 as part of the Company's restructuring plan.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in the administration of support functions, increased 18.1% to $9.2 million for the thirteen weeks ended March 31, 2001 from $7.8 million for the thirteen weeks ended April 1, 2000. As a percentage of sales, general and administrative expenses decreased to 12.2% for the thirteen weeks ended March 31, 2001 from 12.3% for the thirteen weeks ended April 1, 2000. The increase in general and administrative expenses in dollars for the thirteen weeks ended March 31, 2001 was due primarily to the new systems infrastructure installed in the last half of fiscal 2000.

RESTRUCTURING CHARGE

Restructuring charge was $8.0 million for the thirteen weeks ended March 31, 2001 to record costs associated with the Company's decision to consolidate and restructure its distribution, manufacturing and supply chain operations. The Company shut-down its Utah distribution facility and restructured its distribution and manufacturing work-force during the thirteen weeks ended March 31, 2001. Included in the restructuring charge are severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments of $2.1 million and estimated continuing occupancy expense, net of anticipated sub-lease income. An analysis of the restructuring reserve is as follows:

                                                          Accrued as of
                          Expense         Costs Paid      March 31, 2001
                          -------         ----------      --------------

Occupancy                 $ 2,635          $  (134)          $ 2,501
Employee related            2,635           (1,386)            1,249
Other                         606             (476)              130
                          -------          -------           -------
  Total                   $ 5,876          $(1,996)          $ 3,880
                          =======          =======           =======

NET OTHER EXPENSE

Net other expense was $3.2 million for the thirteen weeks ended March 31, 2001, compared to $3.8 million for the thirteen weeks ended April 1, 2000. The primary component of the expense in each of these periods was interest expense, which was $3.4 million in the thirteen weeks of 2001 compared to $3.8 million in the thirteen weeks of 2000. Interest expense in the thirteen weeks ended March 31, 2001 decreased compared to the thirteen weeks ended April 1, 2000 primarily due to a reduction in the total debt outstanding from $194.1 million at April 1, 2000 compared to $173.5 million at March 31, 2001.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the thirteen weeks ended March 31, 2001 and April 1, 2000 was 39% and 40%, respectively. Management estimates that the current effective tax rate will remain in place for the entire year based on its current tax structure.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.9 million compared to December 30, 2000. This decrease was partially attributable to cash used in operating activities of $16.3 million, which includes a $12.6 million payment of corporate income taxes for fiscal 2000 and fiscal 2001. Capital expenditures for the thirteen weeks ended March 31, 2001 were $7.7 million, primarily related to the capital requirements to open seven new stores, investments in logistics operations including the opening of a new distribution center in April 2001, information systems and manufacturing operations. Net cash provided by financing activities was $16.1 million in the thirteen weeks ended March 31, 2001 which primarily represents net borrowings during the quarter on the Company's credit facility.

The Company opened seven stores during the thirteen weeks ended March 31, 2000 and expects to open approximately 38 additional stores during the next thirty-nine weeks of fiscal 2001. The Company expects to use approximately $11.5 million for store openings during the last thirty-nine weeks of fiscal 2001. In addition, the Company plans to continue to make investments in manufacturing equipment, information systems, logistics operations and store redesign to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings under its credit facility.

As of March 31, 2001, the Company was in compliance with all covenants under its credit facility. Available borrowings under the revolving credit facility were $81.5 million.

The Company expects that its current cash and cash equivalents and the funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings, other recurring operational cash needs and costs associated with its restructuring for the next twelve months.

IMPACT OF INFLATION

The Company does not believe inflation has a significant impact on its operations. The prices of its products have not varied based on the movement of the consumer price index. The majority of material and labor costs are not materially affected by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relate primarily to changes in interest rates. The Company bears this risk in its outstanding debt. At March 31, 2001, there was $173.5 million of debt outstanding, which consisted of $105.0 million in term loans and $68.5 million from its revolving credit facility. Because this debt carries a variable interest rate pegged to market indices, the Company's statements of operations and cash flows are exposed to changes in interest rates.

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

At March 31, 2001, there was $173.5 million of debt outstanding, which consisted of $105.0 million in term loans and $68.5 million from its revolving credit facility. Although Yankee Candle believes that its cash flow from operations and its available financing should be sufficient to meet its anticipated requirements for growing the business and servicing its debt, the Company's level of long-term indebtedness could reduce funds available to grow its business in the future.

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

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See the exhibit index accompanying this filing.

          (b)  Reports on Form 8-K
               Not Applicable

                                  EXHIBIT INDEX


     10.14 Employment Agreement, dated March 31, 2001 between The Yankee Candle Company, Inc. and Craig W. Rydin.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             THE YANKEE CANDLE COMPANY, INC.

                                             /s/ Robert R. Spellman
                                             -----------------------------------
Date: May 14, 2001                           By: Robert R. Spellman
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)