Form 10-Q
period 2001-06-30
YANKEE CANDLE CO INC
filed 2001-08-10
CIK 1084242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2001
                                -------------

Commission File Number: 001-15023
                        ---------

                         THE YANKEE CANDLE COMPANY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                   04 259 1416
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


16 YANKEE CANDLE WAY, SOUTH DEERFIELD, MASSACHUSETTS                       01373
--------------------------------------------------------------------------------
(Address of principal executive office and zip code)

                                 (413) 665-8306
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

          Yes _X_   No ___

The registrant had 54,548,961 shares of Common Stock, par value $0.01, outstanding as of August 10, 2001.

THE YANKEE CANDLE COMPANY, INC.

                     FORM 10-Q - Quarter Ended June 30, 2001

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


                                      Index

Item                                                                             Page
----                                                                             ----
PART I.         Financial Information

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets
                as of June 30, 2001 and December 30, 2000                          3

                Condensed Consolidated Statements of Operations
                For the Thirteen Weeks Ended June 30, 2001 and July 1, 2000        4

                Condensed Consolidated Statements of Cash Flows for the
                Twenty-Six Weeks Ended June 30, 2001 and July 1, 2000              5

                Notes to the Condensed Consolidated Financial Statements           6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                      8

PART II.        Other Information

Item 1.         Legal Proceedings                                                 13

Item 2.         Changes in Securities and Use of Proceeds                         13

Item 3.         Defaults Upon Senior Securities                                   13

Item 4.         Submission of Matters to a Vote of Security Holders               14

Item 5.         Other Information                                                 14

Item 6.         Exhibits and Reports on Form 8-K                                  14

Signatures                                                                        14

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                 June 30,        December 30,
                                                                                     2001                2000
                                                                                 --------        ------------
                                     ASSETS                                   (unaudited)

      CURRENT ASSETS:
          Cash and cash equivalents                                             $   4,217           $  13,297
          Accounts receivable, less allowance of $325 at June 30, 2001
          and $352 at December 30, 2000                                            15,109              17,945
          Inventory                                                                39,287              35,036
          Prepaid expenses and other current assets                                 7,411               5,419
          Deferred tax assets                                                       3,027               3,027
                                                                                ---------           ---------

      TOTAL CURRENT ASSETS                                                         69,051              74,724

      PROPERTY, PLANT AND EQUIPMENT-NET                                            99,228              92,875
      MARKETABLE SECURITIES                                                         1,192               1,072
      CLASSIC VEHICLES                                                                874                 874
      DEFERRED FINANCING COSTS                                                      3,372               3,929
      DEFERRED TAX ASSETS                                                         138,061             138,061
      OTHER ASSETS                                                                    772                 293
                                                                                ---------           ---------

      TOTAL ASSETS                                                              $ 312,550           $ 311,828
                                                                                =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
          Accounts payable                                                      $  11,025           $  16,133
          Accrued interest                                                            509               2,524
          Accrued payroll                                                           7,673               7,757
          Accrued income taxes                                                         --              12,006
          Other accrued liabilities                                                 8,790               7,352
          Current portion of long-term debt                                        30,500              30,000
                                                                                ---------           ---------

      TOTAL CURRENT LIABILITIES                                                    58,497              75,772

      DEFERRED COMPENSATION OBLIGATION                                              1,255               1,074
      LONG TERM DEBT - Less current portion                                       145,000             127,512
      DEFERRED RENT                                                                 2,257               2,303

      STOCKHOLDERS' EQUITY:
          Common stock                                                              1,041               1,041
          Additional paid-in capital                                              224,850             224,381
           Treasury stock                                                        (213,752)           (212,988)
          Retained earnings                                                        94,985              93,740
           Unearned stock compensation                                               (845)               (631)
           Accumulated other comprehensive loss                                      (738)               (376)
                                                                                ---------           ---------
      TOTAL STOCKHOLDERS' EQUITY                                                  105,541             105,167
                                                                                ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 312,550           $ 311,828
                                                                                =========           =========

See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                   For the Thirteen Weeks Ended          For the Twenty-Six Weeks Ended
                                              June 30, 2001        July 1, 2000       June 30, 2001        July 1, 2000
                                              -------------        ------------       -------------        ------------

Net sales                                         $  62,230           $  58,179           $ 137,550           $ 121,668
Cost of goods sold                                   30,132              26,904              68,147              55,983
                                                  ---------           ---------           ---------           ---------

Gross profit                                         32,098              31,275              69,403              65,685
Selling expenses                                     17,157              14,462              34,332              27,605
General and administrative expenses                   9,654               7,690              18,845              15,476
Restructuring charge                                     --                  --               8,000                  --
                                                  ---------           ---------           ---------           ---------

Income from operations                                5,287               9,123               8,226              22,604
Interest income                                         (18)                (44)                (60)               (110)
Interest expense                                      2,996               4,137               6,372               7,983
Other (income) expense                                  (27)                (19)               (128)                 34
                                                  ---------           ---------           ---------           ---------

Income before provision for income taxes              2,336               5,049               2,042              14,697
Provision for income taxes                              911               2,020                 797               5,879
                                                  ---------           ---------           ---------           ---------

Net income                                        $   1,425           $   3,029           $   1,245           $   8,818
                                                  =========           =========           =========           =========

Basic earnings per share                          $    0.03           $    0.06           $    0.02           $    0.17
                                                  =========           =========           =========           =========

Diluted earnings per share                        $    0.03           $    0.06           $    0.02           $    0.16
                                                  =========           =========           =========           =========

Weighted average shares:
     Basic                                           53,614              52,900              53,616              52,900
                                                  =========           =========           =========           =========

     Diluted                                         54,813              54,670              54,738              54,646
                                                  =========           =========           =========           =========

See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                     For the Twenty-Six Weeks Ended
                                                                                    June 30, 2001       July 1, 2000
                                                                                    -------------       ------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                                     $  1,245           $  8,818
          Adjustments to reconcile net income to net cash
          Used in operating activities:
              Depreciation and amortization                                                 6,629              4,563
              Write-down of Utah equipment                                                  2,124                 --
              (Gain) loss on sale of equipment                                                (55)                34
              Unrealized loss (gain) on marketable equity securities                           10                (21)
              Non-cash stock compensation                                                     247                302

          Changes in assets and liabilities:
              Accounts receivable-net                                                       2,747             (1,391)
              Inventory                                                                    (4,459)           (18,599)
              Prepaid expenses and other assets                                            (2,510)            (1,174)
              Accounts payable                                                             (5,096)            (4,124)
              Accrued expenses and other liabilities                                      (12,522)            (8,044)
                                                                                         --------           --------

      NET CASH USED IN OPERATING ACTIVITIES                                               (11,640)           (19,636)
                                                                                         --------           --------

      CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of equipment                                                        (14,707)           (23,172)
             Proceeds from sale of equipment                                                  187                  6
             Investments in marketable equity securities                                     (129)              (188)
                                                                                         --------           --------

      NET CASH USED IN INVESTING ACTIVITIES                                               (14,649)           (23,354)
                                                                                         --------           --------

      CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments for expenses related to the sale of common stock                          --                (97)
            Payments for redemption of common stock                                          (764)                --
            Net borrowings (repayments) under bank credit agreements and other             33,030             38,962
            Principal payments on long-term debt and capital lease obligations            (15,000)           (15,000)
                                                                                         --------           --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                           17,266             23,865
                                                                                         --------           --------

       EFFECT OF EXCHANGE RATE ON CASH                                                        (57)               (20)

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (9,080)           (19,145)

       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      13,297             23,569
                                                                                         --------           --------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  4,217           $  4,424
                                                                                         ========           ========

       SUPPLEMENTAL DISCLOSURES:
       Cash paid during the period for:
          Interest                                                                       $  7,423           $  7,979
          Income taxes                                                                     14,077             11,672

See notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The financial information included herein is unaudited; however, in the opinion of management such information contains all adjustments necessary for a fair presentation of the results for such periods. In addition, the Company believes such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations, cash flows and comprehensive income for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year ending December 29, 2001.

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

The components of inventory were as follows:

                                     June 30,       December 30,
                                       2001             2000
                                     --------       ------------

Finished goods, net                  $33,898          $26,687
Work-in-process                           62               15
Raw materials and packaging            5,327            8,334
                                     -------          -------
                                     $39,287          $35,036
                                     =======          =======

3. INCOME TAXES

The Company's effective tax rate in the thirteen weeks and the twenty-six weeks ended June 30, 2001 and July 1, 2000 was 39% and 40%, respectively. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year.

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

                                                   Thirteen Weeks Ended            Twenty-six Weeks Ended
                                               -----------------------------    ----------------------------
                                               June 30, 2001    July 1, 2000    June 30, 2001   July 1, 2000
                                               -------------    ------------    -------------   ------------
Weighted average basic shares
outstanding                                        53,614          52,900          53,616          52,900
Contingently returnable shares and shares
issuable pursuant to stock option grants            1,199           1,770           1,122           1,746
                                                   ------          ------          ------          ------
Weighted average diluted shares
outstanding                                        54,813          54,670          54,738          54,646
                                                   ======          ======          ======          ======

5. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period. It has two components: net income and other comprehensive income. Comprehensive income, net of related tax effects, is as follows:

                                                 Thirteen Weeks Ended               Twenty-six Weeks Ended
                                            ------------------------------      ------------------------------
                                            June 30, 2001     July 1, 2000      June 30, 2001     July 1, 2000
                                            -------------     ------------      -------------     ------------
   Net income                                  $ 1,425           $ 3,029           $ 1,245           $ 8,818
   Other comprehensive income (loss):
        Translation adjustment                     (50)             (305)             (362)             (291)
                                               -------           -------           -------           -------
   Total other comprehensive income                (50)             (305)             (362)             (291)
                                               -------           -------           -------           -------
   Comprehensive income                        $ 1,375           $ 2,724           $   883           $ 8,527
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

                                                                                                          Balance per
Thirteen Weeks                                                                    Unallocated/              Condensed
Ended                                                                               Corporate/           Consolidated
June 30, 2001                                       Retail         Wholesale             Other   Statements of Income
--------------                                      ------         ---------      ------------   --------------------
Net sales                                         $ 34,114          $ 28,116          $     --               $ 62,230
Gross profit                                        20,018            12,080                --                 32,098
Operating margin                                     4,912            10,029            (9,654)                 5,287
Unallocated costs                                       --                --            (2,951)                (2,951)
Income before provision for income taxes                --                --                --                  2,336



                                                                                                          Balance per
Thirteen Weeks                                                                    Unallocated/              Condensed
Ended                                                                               Corporate/           Consolidated
July 1, 2000                                        Retail         Wholesale             Other   Statements of Income
--------------                                      ------         ---------      ------------   --------------------
Net sales                                         $ 26,558          $ 31,621          $     --               $ 58,179
Gross profit                                        17,098            14,177                --                 31,275
Operating margin                                     4,799            12,014            (7,690)                 9,123
Unallocated costs                                       --                --            (4,074)                (4,074)
Income before provision for income taxes                --                --                --                  5,049



                                                                                                            Balance per
Twenty Six Weeks                                                                    Unallocated/              Condensed
Ended                                                                                 Corporate/           Consolidated
June 30, 2001                                       Retail          Wholesale              Other   Statements of Income
----------------                                    ------          ---------       ------------   --------------------
Net sales                                        $  68,871          $  68,679          $      --              $ 137,550
Gross profit                                        40,845             28,558                 --                 69,403
Operating margin                                    10,775             24,296            (26,845)                 8,226
Unallocated costs                                       --                 --             (6,184)                (6,184)
Income before provision for income taxes                --                 --                 --                  2,042



                                                                                                            Balance per
Twenty Six Weeks                                                                    Unallocated/              Condensed
Ended                                                                                 Corporate/           Consolidated
July 1, 2000                                        Retail          Wholesale              Other   Statements of Income
----------------                                    ------          ---------       ------------   --------------------
Net sales                                        $  51,275          $  70,393          $      --              $ 121,668
Gross profit                                        33,288             32,397                 --                 65,685
Operating margin                                     9,801             28,279            (15,476)                22,604
Unallocated costs                                       --                 --             (7,907)                (7,907)
Income before provision for income taxes                --                 --                 --              $  14,697

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

                                      For the thirteen weeks ended              For the thirteen weeks ended
                                             March 31, 2001                             June 30, 2001

                        Accrued as of                             Accrued as of                   Change in     Accrued as of
                    December 30, 2000     Expense  Costs Paid    March 31, 2001    Costs Paid     Estimates     June 30, 2001
                    -----------------     -------  ----------    --------------    ----------     ---------     -------------
Occupancy                      $  --      $ 2,635     $  (134)          $ 2,501       $  (204)      $    --           $ 2,297
Employee related                  --        2,635      (1,386)            1,249          (736)           78               591
Other                             --          606        (476)              130           (35)          (78)               17
                               -----      -------     -------           -------       -------       -------           -------
  Total                        $  --      $ 5,876     $(1,996)          $ 3,880       $  (975)      $    --           $ 2,905
                               =====      =======     =======           =======       =======       =======           =======

In addition, as described above, the Company recorded a pre-tax non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments at its Utah facility of $2,124.

8. NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" was issued by the Emerging Issues Task Force. This pronouncement addressed the classification of (i) amounts billed to customers for shipping and handling activities and (ii) costs incurred by sellers for shipping and handling activities in the statement of operations. The Company implemented this pronouncement during the fifty-two week period ended December 30, 2000. All financial statements presented have been reclassified to reflect the current period presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales increased 6.9% to $62.2 million for the thirteen weeks ended June 30, 2001 from $58.2 million for the thirteen weeks ended July 1, 2000; and increased 13.1% to $137.6 million for the twenty-six weeks ended June 30, 2001 from $121.7 million for the twenty-six weeks ended July 1, 2000.

Wholesale sales decreased 11.1% to $28.1 million for the thirteen weeks ended June 30, 2001 from $31.6 million for the thirteen weeks ended July 1, 2000; and decreased 2.4% to $68.7 million for the twenty-six weeks ended June 30, 2001 from $70.4 million for the twenty-six weeks ended July 1, 2000. This decrease was primarily due to the Company's wholesale customers' cautious purchasing behavior due to concerns with both the general economic environment and their total investment in inventory.

Retail sales increased 28.2% to $34.1 million for the thirteen weeks ended June 30, 2001 from $26.6 million for the thirteen weeks ended July 1, 2000; and increased 34.3% to $68.9 million for the twenty-six weeks ended June 30, 2001 from $51.3 million for the twenty-six weeks ended July 1, 2000. There were 157 retail stores open as of June 30, 2001 compared to 131 retail stores open as of July 1, 2000 and 147 retail stores open as of December 30, 2000. Comparable store and mail-order hub sales increased 11% for the quarter ended June 30, 2001 and increased 12% for the twenty-six weeks ended June 30, 2001. Retail comparable store sales increased 3% for the quarter ended June 30, 2001 and increased 5% for the twenty-six weeks ended June 30, 2001. There were 126 retail stores included in the comparable store base as of June 30, 2001. The increase in retail sales was achieved by increasing the number of retail stores and increasing sales in existing retail stores and mail-order operations.

GROSS PROFIT

Gross profit increased 2.6% to $32.1 million for the thirteen weeks ended June 30, 2001 from $31.3 million for the thirteen weeks ended July 1, 2000; and increased 5.6% to $69.4 million for the twenty-six weeks ended June 30, 2001 from $65.7 million for the twenty-six weeks ended July 1, 2000. As a percentage of sales, gross profit decreased to 51.6% for the thirteen weeks ended June 30, 2001 from 53.8% for the thirteen weeks ended July 1, 2000; and decreased to 50.5% for the twenty-six weeks ended June 30, 2001 from 54.0% for the twenty-six weeks ended July 1, 2000. The decline in the gross profit rate for the thirteen weeks ended June 30, 2001 was primarily attributable to a higher mix of sales associated with the Company's fragrance of the month sales program and a higher mix of non-manufactured sales. The decrease in gross profit for the twenty-six weeks ended June 30, 2001 was unfavorably impacted by inefficiencies in supply chain operations experienced in the first quarter of 2001, the higher mix of sales associated with the Company's fragrance of the month sales program, the higher mix of non-manufactured sales and discounts associated with the sell-through of holiday merchandise in the retail business during the first quarter. The supply chain inefficiencies were addressed during the first quarter of fiscal 2001 as part of the Company's restructuring plan.

SELLING EXPENSES

Selling expenses increased 18.6% to $17.2 million for the thirteen weeks ended June 30, 2001 from $14.5 million for the thirteen weeks ended July 1, 2000; and increased 24.3% to $34.3 million for the twenty-six weeks ended June 30, 2001 from $27.6 million for the twenty-six weeks ended July 1, 2000. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 27.7% for the thirteen weeks ended June 30, 2001 from 24.9% for the thirteen weeks ended July 1, 2000; and increased to 24.9% for the twenty-six weeks ended June 30, 2001 from 22.7% for the twenty-six weeks ended July 1, 2000. The increase in selling expense in dollars and as a percentage of sales for the thirteen and the twenty-six weeks ended June 30, 2001 was primarily related to the continued growth in the number of retail stores, from 131 as of July 1, 2000 to 157 as of June 30, 2001. Retail sales, which have higher selling expenses as a percent of sales than wholesale sales, represented 54.8% of total sales in the thirteen weeks ended June 30, 2001 compared to 45.7% in the thirteen weeks ended July 1, 2000; and 50.1% of total sales in the twenty-six weeks ended June 30, 2001 compared to 42.1% in the twenty-six weeks ended July 1, 2000. The increase in selling expense as a percentage of sales is also explained by the heavy weighting of new stores. The Company opened 45 new stores in the fifty-two weeks ended December 30, 2000 and ten new stores in the twenty-six weeks ended June 30, 2001. New stores typically generate lower operating margin contributions than stores that have been open for more than one year since fixed costs, as a percent of sales, are higher during the early sales maturation period. In fact, excluding the sales and selling expenses of the 2000 and 2001 store classes from the thirteen and twenty-six weeks ended June 30, 2001, and the sales and selling expenses of the 2000 store class from the thirteen and twenty-six weeks ended July 1, 2000, store selling expense declined as a percent of sales.

SEGMENT PROFITABILITY

Segment profitability is net sales less cost of sales and selling expenses. Segment profitability for the Company's wholesale operations, including Europe, was $10.0 million, or 35.7% of wholesale sales for the thirteen weeks ended June 30, 2001 compared to $12.0 million or 38.0% of wholesale sales for the thirteen weeks ended July 1, 2000. Segment profitability for the Company's retail operations was $4.9 million or 14.4% of retail sales for the thirteen weeks ended June 30, 2001 compared to $4.8 million or 18.1% of retail sales for the thirteen weeks ended July 1, 2000. The decrease in segment profitability for the thirteen weeks ended June 30, 2001 was primarily attributable to a higher mix of sales associated with the Company's fragrance of the month sales program and a higher mix of non-manufactured sales.

Segment profitability for the Company's wholesale operations, including Europe, was $24.3 million, or 35.4% of wholesale sales for the twenty-six weeks ended June 30, 2001 compared to $28.3 million or 40.2% of wholesale sales for the twenty-six weeks ended July 1, 2000. Segment profitability for the Company's retail operations was $10.8 million or 15.7% of retail sales for the twenty-six weeks ended June 30, 2001 compared to $9.8 million or 19.1% of retail sales for the twenty-six weeks ended July 1, 2000. The decrease in segment profitability for the twenty-six weeks ended June 30, 2001 was unfavorably impacted by inefficiencies in supply chain operations experienced in the first quarter of 2001, the higher mix of sales associated with the Company's fragrance of the month sales program, the higher mix of non-manufactured sales and discounts associated with the sell-through of holiday merchandise in the retail business during the first quarter. The supply chain inefficiencies were addressed during the first quarter of fiscal 2001 as part of the Company's restructuring plan.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in the administration of support functions, increased 26.0% to $9.7 million for the thirteen weeks ended June 30, 2001 from $7.7 million for the thirteen weeks ended July 1, 2000; and increased 21.3% to $18.8 million for the twenty-six weeks ended June 30, 2001 from $15.5 million for the twenty-six weeks ended July 1, 2000. As a percentage of sales, general and administrative expenses increased to 15.6% for the thirteen weeks ended June 30, 2001 from 13.2% for the thirteen weeks ended July 1, 2000; and increased to 13.7% for the twenty-six weeks ended June 30, 2001 from 12.7% for the twenty-six weeks ended July 1, 2000. The increase in general and administrative expenses was primarily due to the new systems infrastructure installed in the last half of fiscal 2000.

RESTRUCTURING CHARGE

Restructuring charge was $8.0 million for the twenty-six weeks ended June 30, 2001 to record costs associated with the Company's decision to consolidate and restructure its distribution, manufacturing and supply chain operations. The Company shut down its Utah distribution facility and restructured its distribution and manufacturing work-force during the twenty-six weeks ended June 30, 2001. Included in the restructuring charge are severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expense, net of anticipated sub-lease income. An analysis of the restructuring reserve is as follows:

                                     For the thirteen weeks ended               For the thirteen weeks ended
                                            March 31, 2001                             June 30, 2001

                        Accrued as of                             Accrued as of                   Change in     Accrued as of
                    December 30, 2000     Expense  Costs Paid    March 31, 2001    Costs Paid     Estimates     June 30, 2001
                    -----------------     -------  ----------    --------------    ----------     ---------     -------------
Occupancy                      $  --      $ 2,635     $  (134)          $ 2,501       $  (204)      $    --           $ 2,297
Employee related                  --        2,635      (1,386)            1,249          (736)           78               591
Other                             --          606        (476)              130           (35)          (78)               17
                               -----      -------     -------           -------       -------       -------           -------
  Total                        $  --      $ 5,876     $(1,996)          $ 3,880       $  (975)      $    --           $ 2,905
                               =====      =======     =======           =======       =======       =======           =======

In addition, as described above, the Company recorded a pre-tax non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments at its Utah facility of $2,124.



NET OTHER EXPENSE

Net other expense was $3.0 million, or 4.8% of sales, for the thirteen weeks ended June 30, 2001 compared to $4.1 million, or 7.1% of sales, for the thirteen weeks ended July 1, 2000; and $6.2 million, or 4.5% of sales for the twenty-six weeks ended June 30, 2001 compared to $7.9 million, or 6.7% of sales for the twenty-six weeks ended July 1, 2000. The primary component of the expense in each of these periods was interest expense, which was $3.0 million in the thirteen weeks ended June 30, 2001 compared to $4.1 million in the thirteen weeks ended July 1, 2000; and $6.4 million for the twenty-six weeks ended June 30, 2001 compared to $8.0 million for the twenty-six weeks ended July 1, 2000. Interest expense in the thirteen weeks and the twenty-six weeks ended June 30, 2001 decreased when compared to the same periods in the prior year primarily due to a reduction in the total debt outstanding from $211.0 million at July 1, 2000 compared to $175.5 million at June 30, 2001.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the thirteen and the twenty-six week periods ended June 30, 2001 and July 1, 2000 was 39% and 40%, respectively. Management estimates that such rates will remain in place for the entire year based on its current tax structure.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $9.1 million compared to December 30, 2000. This decrease was partially attributable to cash used in operating activities of $11.6 million, which includes a $14.1 million payment of corporate income taxes for fiscal 2000 and fiscal 2001. Capital expenditures for the twenty-six weeks ended June 30, 2001 were $14.7 million, primarily related to the capital requirements to open ten new stores, investments in logistics operations including the opening of a new distribution center in April 2001, information systems and manufacturing operations.

Net cash provided by financing activities was $17.3 million in the twenty-six weeks ended June 30, 2001 which primarily represents net borrowings during the quarter on the Company's credit facility.

The Company opened ten new stores during the twenty-six weeks ended June 30, 2001 and expects to open approximately 35 additional stores during the next twenty-six weeks of fiscal 2001. The Company expects to use approximately $10.5 million for store openings during the last twenty-six weeks of fiscal 2001. In addition, the Company plans to continue to make investments in manufacturing equipment, information systems, logistics operations and store redesign to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings under its credit facility.

As of June 30, 2001, the Company was in compliance with all covenants under its credit facility. Available borrowings under the revolving credit facility were $72.0 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" was issued by the Emerging Issues Task Force. This pronouncement addressed the classification of (i) amounts billed to customers for shipping and handling activities and (ii) costs incurred by sellers for shipping and handling activities in the statement of operations. The Company implemented this pronouncement during the fifty-two week period ended December 30, 2000. All financial statements presented have been reclassified to reflect the current period presentation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relate primarily to changes in interest rates. The Company bears this risk in two specific ways. First, it has debt outstanding. At June 30, 2001 there was $175.5 million of debt outstanding, which consisted of $97.5 million in term loans and $78.0 million from its revolving credit facility. Because this debt carries a variable interest rate pegged to market indices, the Company's statements of operations and cash flows are exposed to changes in interest rates.

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

At June 30, 2001, there was $175.5 million of debt outstanding, which consisted of $97.5 million in term loans and $78.0 million from its revolving credit facility. Although Yankee Candle believes that its cash flow from operations and its available financing should be sufficient to meet its anticipated requirements for growing the business and servicing its debt, the Company's level of long-term indebtedness could reduce funds available to grow its business in the future.

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

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its 2001 Annual Meeting of Stockholders (the "Annual Meeting") on June 13, 2001. At the Annual Meeting, the following matters were submitted to a vote of the stockholders and the following actions were taken with respect thereto:

          The Stockholders elected Michael J. Kittredge, Ronald L. Sargent and Dale F. Frey as Class II directors of the Company, to serve until the 2004 Annual Meeting or until their successors are duly elected and qualified. Holders of 53,671,552 shares of common stock voted to elect Mr. Kittredge. Holders of 53,778,975 shares of common stock voted to elect Mr. Sargent. Holders of 36,048,691 shares of common stock voted to elect Mr. Frey.

          The stockholders voted to ratify the appointment of Deloitte & Touche L.L.P. as the Company's independent auditors for the current fiscal year by a vote of 53,754,200 shares of common stock in favor, 24,965 shares of common stock against, and 9,280 shares of common stock abstaining.

          No other matters were submitted to a vote of the stockholders at the Annual Meeting.

Item 5.   Other Information
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          Not Applicable

          (a) Exhibits
              Not Applicable

          (b) Reports on Form 8-K
              Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   THE YANKEE CANDLE COMPANY, INC.

                                   /s/ Robert R. Spellman
                                   _____________________________________________
Date: August 10, 2001              By: Robert R. Spellman
                                   Senior Vice President and Chief Financial
                                     Officer (Principal Financial Officer)