Form 10-Q
period 2001-09-29
YANKEE CANDLE CO INC
filed 2001-11-09
CIK 1084242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 29, 2001
                               -------------------

Commission File Number: 001-15023
                        ---------

                         THE YANKEE CANDLE COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                   04 259 1416
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                              16 YANKEE CANDLE WAY
                      SOUTH DEERFIELD, MASSACHUSETTS 01373
              (Address of principal executive office and zip code)

                                 (413) 665-8306
              (Registrant's telephone number, including area code)


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

              Yes   X                  No
                  -----                   -----

The registrant had 54,243,798 shares of Common Stock, par value $0.01, outstanding as of November 9, 2001.

THE YANKEE CANDLE COMPANY, INC.

                  FORM 10-Q - Quarter Ended September 29, 2001

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

                                      Index

Item                                                                        Page
----                                                                        ----

PART I.   Financial Information
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          as of September 29, 2001 and December 30, 2000                      3

          Condensed Consolidated Statements of Operations
          For the Thirteen Weeks and Thirty-Nine Weeks Ended
          September 29, 2001 and September 30, 2000                           4

          Condensed Consolidated Statements of Cash Flows for
          the Thirty-Nine Weeks Ended September 29, 2001 and
          September 30, 2000                                                  5

          Notes to the Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       8

PART II.  Other Information

Item 1.   Legal Proceedings                                                  14

Item 2.   Changes in Securities and Use of Proceeds                          14

Item 3.   Defaults Upon Senior Securities                                    14

Item 4.   Submission of matters to a Vote of Security Holders                14

Item 5.   Other Information                                                  14

Item 6.   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                   14

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                        September 29,    December 30,
                                                             2001            2000
                                                        -------------    ------------
                         ASSETS                          (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                               $   7,698       $  13,297
  Accounts receivable, less allowance of $325 at
    September 29, 2001 and $352 at December 30, 2000         30,825          17,945
  Inventory                                                  44,168          35,036
  Prepaid expenses and other current assets                   5,693           5,419
  Deferred tax assets                                         3,027           3,027
                                                          ---------       ---------

TOTAL CURRENT ASSETS                                         91,411          74,724

PROPERTY, PLANT AND EQUIPMENT-NET                           103,640          92,875
MARKETABLE SECURITIES                                           847           1,072
CLASSIC VEHICLES                                                874             874
DEFERRED FINANCING COSTS                                      3,093           3,929
DEFERRED TAX ASSETS                                         138,061         138,061
OTHER ASSETS                                                    809             293
                                                          ---------       ---------

TOTAL ASSETS                                              $ 338,735       $ 311,828
                                                          =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $  22,342       $  16,133
  Accrued interest                                              394           2,524
  Accrued payroll                                             8,676           7,757
  Accrued income taxes                                        3,816          12,006
  Other accrued liabilities                                   9,687           7,352
  Current portion of long-term debt                          31,000          30,000
                                                          ---------       ---------

TOTAL CURRENT LIABILITIES                                    75,915          75,772

DEFERRED COMPENSATION OBLIGATION                                930           1,074
LONG TERM DEBT - Less current portion                       145,500         127,512
DEFERRED RENT                                                 1,949           2,303

STOCKHOLDERS' EQUITY:
  Common stock                                                1,041           1,041
  Additional paid-in capital                                224,850         224,381
  Treasury stock                                           (213,752)       (212,988)
  Retained earnings                                         103,436          93,740
  Unearned stock compensation                                  (684)           (631)
  Accumulated other comprehensive loss                         (450)           (376)
                                                          ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                  114,441         105,167
                                                          ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 338,735       $ 311,828
                                                          =========       =========

See Notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                             For the Thirteen Weeks Ended   For the Thirty-Nine Weeks Ended
                                             ----------------------------   -------------------------------
                                             September 29,  September 30,    September 29,   September 30,
                                                 2001           2000             2001             2000
                                             -------------  -------------    -------------   -------------

Net sales                                     $  84,939       $  75,747        $ 222,489       $ 197,415
Cost of goods sold                               39,910          35,706          108,057          91,689
                                              ---------       ---------        ---------       ---------

Gross profit                                     45,029          40,041          114,432         105,726
Selling expenses                                 18,657          15,832           52,989          43,436
General and administrative expenses              10,093           8,145           28,938          23,622
Restructuring charge                                 --              --            8,000              --
                                              ---------       ---------        ---------       ---------

Income from operations                           16,279          16,064           24,505          38,668
Interest income                                      (4)            (39)             (64)           (150)
Interest expense                                  2,401           4,379            8,773          12,362
Other (income) expense                               28             (21)            (100)             13
                                              ---------       ---------        ---------       ---------

Income before provision for income taxes         13,854          11,745           15,896          26,443
Provision for income taxes                        5,403           4,698            6,200          10,577
                                              ---------       ---------        ---------       ---------

Net income                                    $   8,451       $   7,047        $   9,696       $  15,866
                                              =========       =========        =========       =========

Basic earnings per share                      $    0.16       $    0.13        $    0.18       $    0.30
                                              =========       =========        =========       =========

Diluted earnings per share                    $    0.16       $    0.13        $    0.18       $    0.29
                                              =========       =========        =========       =========

Weighted average shares:
     Basic                                       53,309          52,900           53,514          52,900
                                              =========       =========        =========       =========

     Diluted                                     54,506          54,695           54,661          54,662
                                              =========       =========        =========       =========

See Notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        For the Thirty-Nine Weeks Ended
                                                                        -------------------------------
                                                                        September 29,     September 30,
                                                                             2001              2000
                                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  9,696           $ 15,866
  Adjustments to reconcile net income to net cash
  Used in operating activities:
    Depreciation and amortization                                           10,271              7,403
    Write-down of Utah equipment                                             2,124                 --
    Loss on disposal of fixed assets and classic vehicles                        8                 33
    Unrealized loss on marketable equity securities                            137                 16
    Non-cash stock compensation                                                408                454

  Changes in assets and liabilities:
    Accounts receivable-net                                                (12,909)           (15,115)
    Inventory                                                               (9,190)           (24,225)
    Prepaid expenses and other assets                                         (801)            (1,858)
    Accounts payable                                                         6,213              5,357
    Accrued expenses and other liabilities                                  (7,561)              (665)
                                                                          --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                       (1,604)           (12,734)
                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                  (22,569)           (31,851)
    Proceeds from sale of equipment                                            230                  4
    Investments in marketable equity securities                                 88               (279)
                                                                          --------           --------

NET CASH USED IN INVESTING ACTIVITIES                                      (22,251)           (32,126)
                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments for expenses related to the sale of common stock                   --                (97)
    Payments for redemption of common stock                                   (764)                --
    Net borrowings (repayments) under bank credit agreements and other      41,534             53,594
    Principal payments on long-term debt and capital lease obligations     (22,500)           (22,500)
                                                                          --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   18,270             30,997
                                                                          --------           --------

EFFECT OF EXCHANGE RATE ON CASH                                                (14)               (76)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (5,599)           (13,939)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              13,297             23,569
                                                                          --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  7,698           $  9,630
                                                                          ========           ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest                                                                $  8,888           $ 11,327
  Income taxes                                                            $ 14,389           $ 11,778


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

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 30, 2000.

2.   INVENTORIES

Inventory quantities are substantiated through the completion of quarter end physical inventory counts. Inventories are stated at the lower of cost or market on a last-in first-out ("LIFO") basis.

The components of inventory were as follows:

                                September 29,    December 30,
                                    2001             2000
                                -------------    ------------

Finished goods, net                $38,492         $26,687
Work-in-process                        371              15
Raw materials and packaging          5,305           8,334
                                   -------         -------
                                   $44,168         $35,036
                                   =======         =======

3.   INCOME TAXES

The Company's effective tax rate in the thirteen weeks and the thirty-nine weeks ended September 29, 2001 and September 30, 2000 was 39% and 40%, respectively. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year.

4.   EARNINGS PER SHARE

Under SFAS No. 128, the Company provides dual presentation of earnings per share ("EPS") on a basic and diluted basis. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of (i) common stock equivalents consisting of certain shares subject to stock options and (ii) contingently returnable shares. The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares.

                                                    Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                ---------------------------   ---------------------------
                                                September 29, September 30,   September 29, September 30,
                                                    2001          2000            2001          2000
                                                ------------- -------------   ------------- -------------
Weighted average basic shares outstanding          53,309        52,900          53,514        52,900
Contingently returnable shares and shares
issuable pursuant to stock option grants            1,197         1,795           1,147         1,762
                                                   ------        ------          ------        ------
Weighted average diluted shares outstanding        54,506        54,695          54,661        54,662
                                                   ======        ======          ======        ======

5.   COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period. It has two components: net income and other comprehensive income. Comprehensive income, net of related tax effects, is as follows:

                                            Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                        -----------------------------    ------------------------------
                                        September 29,   September 30,    September 29,    September 30,
                                            2001            2000             2001             2000
                                        -------------   -------------    -------------    -------------
Net income                                $  8,451        $  7,047         $  9,696         $ 15,866
Other comprehensive income (loss):
     Translation adjustment                    288            (134)             (74)            (425)
                                          --------        --------         --------         --------
Total other comprehensive income               288            (134)             (74)            (425)
                                          --------        --------         --------         --------
Comprehensive income                      $  8,739        $  6,913         $  9,622         $ 15,441
                                          ========        ========         ========         ========

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

                                                                                                         Balance per
Thirteen Weeks                                                               Unallocated/                  Condensed
Ended                                                                          Corporate/               Consolidated
September 29, 2001                                Retail       Wholesale            Other   Statements of Operations
------------------                              --------       ---------     ------------   ------------------------
Net sales                                       $ 40,661        $ 44,278         $     --                   $ 84,939
Gross profit                                      25,434          19,595               --                     45,029
Operating margin                                   8,952          17,420          (10,093)                    16,279
Unallocated costs                                     --              --           (2,425)                    (2,425)
Income before provision for income taxes              --              --               --                   $ 13,854


                                                                                                         Balance per
Thirteen Weeks                                                               Unallocated/                  Condensed
Ended                                                                          Corporate/               Consolidated
September 30, 2000                                Retail       Wholesale            Other   Statements of Operations
------------------                              --------       ---------     ------------   ------------------------
Net sales                                       $ 35,976        $ 39,771         $     --                   $ 75,747
Gross profit                                      22,944          17,097               --                     40,041
Operating margin                                   9,035          15,174           (8,145)                    16,064
Unallocated costs                                     --              --           (4,319)                    (4,319)
Income before provision for income taxes              --              --               --                   $ 11,745

                                                                                                         Balance per
Thirty-Nine Weeks                                                            Unallocated/                  Condensed
Ended                                                                          Corporate/               Consolidated
September 29, 2001                                Retail       Wholesale            Other   Statements of Operations
------------------                              --------       ---------     ------------   ------------------------
Net sales                                       $109,531        $112,958         $     --                   $222,489
Gross profit                                      66,623          47,809               --                    114,432
Operating margin                                  20,071          41,372          (36,938)                    24,505
Unallocated costs                                     --              --           (8,609)                    (8,609)
Income before provision for income taxes              --              --               --                   $ 15,896

                                                                                                         Balance per
Thirty-Nine Weeks                                                            Unallocated/                  Condensed
Ended                                                                          Corporate/               Consolidated
September 30, 2000                                Retail       Wholesale            Other   Statements of Operations
------------------                              --------       ---------     ------------   ------------------------
Net sales                                       $ 87,251        $110,164         $     --                   $197,415
Gross profit                                      56,272          49,454               --                    105,726
Operating margin                                  18,877          43,413          (23,622)                    38,668
Unallocated costs                                     --              --          (12,225)                   (12,225)
Income before provision for income taxes              --              --               --                   $ 26,443

7.   RESTRUCTURING CHARGE

On February 14, 2001, the Company announced plans to consolidate and restructure its distribution, manufacturing and supply chain operations. In connection with this decision, the Company shut down its Utah distribution facility and restructured its distribution and manufacturing work-force. As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.0 million in the first quarter of fiscal 2001. The major components of this charge were severance costs and other employee related costs, the write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expense, net of anticipated sub-lease income. The Company's workforce was reduced by approximately 450 employees as a result of this restructuring. An analysis of the restructuring reserve is as follows:

                      For the thirteen weeks ended                For the thirteen weeks ended     For the thirteen weeks ended
                             March 31, 2001                              June 30, 2001                  September 29, 2001
           -------------------------------------------------   ---------------------------------   ----------------------------
           Accrued as of                       Accrued as of                         Accrued as                  Accrued as of
            December 30,                         March 31,      Costs    Change in   of June 30,      Costs      September 29,
                2000      Expense  Costs Paid      2001          Paid    Estimates      2001           Paid          2001
           -------------  -------  ----------  -------------   --------  ---------   -----------     --------    -------------
Occupancy     $    --     $ 2,635   $  (134)      $ 2,501      $  (204)   $    --      $ 2,297       $  (233)       $ 2,064
Employee           --       2,635    (1,386)        1,249         (736)        78          591          (202)           389
related
Other              --         606      (476)          130          (35)       (78)          17           (17)            --
              -------     -------   -------       -------      -------    -------      -------       -------        -------
  Total       $    --     $ 5,876   $(1,996)      $ 3,880      $  (975)   $    --      $ 2,905       $  (452)       $ 2,453
              =======     =======   =======       =======      =======    =======      =======       =======        =======

In addition, as described above, the Company recorded a $2,124 pre-tax write-down of non-recoverable leasehold improvements, fixture and equipment investments at its Utah facility.

8.   NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement amends the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement, which excludes goodwill from its scope, establishes the methodology to be used for evaluating (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale, and (iii) long-lived assets to be disposed of by sale, for both ongoing and discontinued operations. In addition, SFAS No. 144 broadens the treatment of discontinued operations to include components of an entity, rather than just segments of a business. SFAS No. 144 is required to be adopted by the Company in fiscal 2002. The Company has not completed the process of evaluating the impact that will result from adopting this statement and is therefore unable to disclose the impact that adopting SFAS No. 144 will have on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales increased 12.2% to $84.9 million for the thirteen weeks ended September 29, 2001 from $75.7 million for the thirteen weeks ended September 30, 2000; and increased 12.7% to $222.5 million for the thirty-nine weeks ended September 29, 2001 from $197.4 million for the thirty-nine weeks ended September 30, 2000.

Wholesale sales increased 11.1% to $44.2 million for the thirteen weeks ended September 29, 2001 from $39.8 million for the thirteen weeks ended September 30, 2000; and increased 2.5% to $113.0 million for the thirty-nine weeks ended September 29, 2001 from $110.2 million for the thirty-nine weeks ended September 30, 2000. This growth was achieved both by increasing sales to existing customers and increasing the number of wholesale locations.

Retail sales increased 13.1% to $40.7 million for the thirteen weeks ended September 29, 2001 from $36.0 million for the thirteen weeks ended September 30, 2000; and increased 25.4% to $109.5 million for the thirty-nine weeks ended September 29, 2001 from $87.3 million for the thirty-nine weeks ended September 30, 2000. There were 182 retail stores open as of September 29, 2001 compared to 142 retail stores open as of September 30, 2000 and 147 retail stores open as of December 30, 2000. Comparable store and mailorder hub sales increased 1% for the quarter ended September 29, 2001 and increased 8% for the thirty-nine weeks ended September 29, 2001. Retail comparable store sales decreased 3% for the quarter ended September 29, 2001 and increased 2% for the thirty-nine weeks ended

September 29, 2001. There were 139 retail stores included in the comparable store base as of September 29, 2001. The increase in retail sales for the thirteen weeks ended September 29, 2001 was achieved by increasing the number of retail stores and increasing sales in mailorder operations. The increase in retail sales for the nine months ended September 29, 2001 was achieved by increasing the number of retail stores, increasing sales in existing retail stores and increasing sales in mailorder operations.

GROSS PROFIT

Gross profit increased 12.5% to $45.0 million for the thirteen weeks ended September 29, 2001 from $40.0 million for the thirteen weeks ended September 30, 2000; and increased 8.2% to $114.4 million for the thirty-nine weeks ended September 29, 2001 from $105.7 million for the thirty-nine weeks ended September 30, 2000. As a percentage of sales, gross profit increased to 53.0% for the thirteen weeks ended September 29, 2001 from 52.8% for the thirteen weeks ended September 30, 2000; and decreased to 51.4% for the thirty-nine weeks ended September 29, 2001 from 53.5% for the thirty-nine weeks ended September 30, 2000. The increase in gross profit for the thirteen weeks ended September 29, 2001 in dollars and as a percentage of sales was primarily attributable to the increase in sales. The decrease in gross profit as a percentage of sales for the thirty-nine weeks ended September 29, 2001 was primarily attributable to inefficiencies in supply chain operations experienced in the first quarter of 2001, the higher mix of sales associated with the Company's fragrance of the month sales program, the higher mix of non-manufactured sales and discounts associated with the sell-through of holiday merchandise in the retail business during the first quarter. The supply chain inefficiencies were addressed during the first quarter of fiscal 2001 as part of the Company's restructuring plan.

SELLING EXPENSES

Selling expenses increased 18.4% to $18.7 million for the thirteen weeks ended September 29, 2001 from $15.8 million for the thirteen weeks ended September 30, 2000; and increased 22.1% to $53.0 million for the thirty-nine weeks ended September 29, 2001 from $43.4 million for the thirty-nine weeks ended September 30, 2000. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 22.0% for the thirteen weeks ended September 29, 2001 from 20.9% for the thirteen weeks ended September 30, 2000; and increased to 23.8% for the thirty-nine weeks ended September 29, 2001 from 22.0% for the thirty-nine weeks ended September 30, 2000. The increase in selling expense in dollars and as a percentage of sales for the thirteen and the thirty-nine weeks ended September 29, 2001 was primarily related to the continued growth in the number of retail stores, from 142 as of September 30, 2000 to 182 as of September 29, 2001. Retail sales, which have higher selling expenses as a percent of sales than wholesale sales, represented 47.9% of total sales in the thirteen weeks ended September 29, 2001 compared to 47.5% in the thirteen weeks ended September 30, 2000; and 49.2% of total sales in the thirty-nine weeks ended September 29, 2001 compared to 44.2% in the thirty-nine weeks ended September 30, 2000. The increase in selling expense as a percentage of sales is also explained by the heavy weighting of new stores. The Company opened 45 new stores in the fifty-two weeks ended December 30, 2000 and 35 new stores in the thirty-nine weeks ended September 29, 2001. New stores typically generate lower operating margin contributions than stores that have been open for more than one year since fixed costs, as a percent of sales, are higher during the early sales maturation period. In fact, excluding the sales and selling expenses of the 2000 and 2001 store classes from the thirty-nine weeks ended September 29, 2001, and the sales and selling expenses of the 2000 store class from the thirty-nine weeks ended September 30, 2000, store selling expense declined as a percentage of sales.

SEGMENT PROFITABILITY

Segment profitability is net sales less cost of sales and selling expenses. Segment profitability for the Company's wholesale operations, including Europe, was $17.4 million, or 39.4% of wholesale sales, for the thirteen weeks ended September 29, 2001 compared to $15.2 million, or 38.2% of wholesale sales, for the thirteen weeks ended September 30, 2000. Segment profitability for the Company's retail operations was $9.0 million, or 22.1% of retail sales, for the thirteen weeks ended September 29, 2001 compared to $9.0 million, or 25.0% of retail sales, for the thirteen weeks ended September 30, 2000. The increase in segment profitability in dollars for the thirteen weeks ended September 29, 2001 was primarily attributable to the increase in sales.

Segment profitability for the Company's wholesale operations, including Europe, was $41.4 million, or 36.6% of wholesale sales, for the thirty-nine weeks ended September 29, 2001 compared to $43.4 million, or 39.4% of wholesale sales, for the thirty-nine weeks ended September 30, 2000. Segment profitability for the Company's retail operations was $20.1 million, or 18.4% of retail sales, for the thirty-nine weeks ended September 29, 2001 compared to $18.9 million, or 21.6% of retail sales, for the thirty-nine weeks ended September 30, 2000. The decrease in segment profitability as a percentage of sales for the thirty-nine weeks ended September 29, 2001 was primarily attributable to inefficiencies in supply chain operations experienced in the first quarter of 2001, the higher mix of sales associated with the Company's fragrance of the month sales program, the higher mix of non-manufactured sales and discounts associated with the sell-through of holiday merchandise in the retail business during the first quarter. The supply chain inefficiencies were addressed during the first quarter of fiscal 2001 as part of the Company's restructuring plan.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in the administration of support functions, increased 24.7% to $10.1 million for the thirteen weeks ended September 29, 2001 from $8.1 million for the thirteen weeks ended September 30, 2000; and increased 22.5% to $28.9 million for the thirty-nine weeks ended September 29, 2001 from $23.6 million for the thirty-nine weeks ended September 30, 2000. As a percentage of sales, general and administrative expenses increased to 11.9% for the thirteen weeks ended September 29, 2001 from 10.8% for the thirteen weeks ended September 30, 2000; and increased to 13.0% for the thirty-nine weeks ended September 29, 2001 from 12.0% for the thirty-nine weeks ended September 30, 2000. The increase in general and administrative expenses was primarily due to the new systems infrastructure installed in the last half of fiscal 2000 and occupancy expenses associated with the new headquarters building opened in May 2001.

RESTRUCTURING CHARGE

Restructuring charge was $8.0 million for the thirty-nine weeks ended September 29, 2001 to record costs associated with the Company's decision to consolidate and restructure its distribution, manufacturing and supply chain operations. The Company shut down its Utah distribution facility and restructured its distribution and manufacturing work-force during the thirty-nine weeks ended September 29, 2001. Included in the restructuring charge is severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expense, net of anticipated sub-lease income. An analysis of the restructuring reserve is as follows:

                      For the thirteen weeks ended                For the thirteen weeks ended     For the thirteen weeks ended
                             March 31, 2001                              June 30, 2001                  September 29, 2001
           -------------------------------------------------   ---------------------------------   ----------------------------
           Accrued as of                       Accrued as of                         Accrued as                  Accrued as of
            December 30,                         March 31,      Costs    Change in   of June 30,      Costs      September 29,
                2000      Expense  Costs Paid      2001          Paid    Estimates      2001           Paid          2001
           -------------  -------  ----------  -------------   --------  ---------   -----------      -------    -------------
Occupancy      $  --      $ 2,635   $  (134)      $ 2,501      $  (204)   $    --      $ 2,297        $ (233)       $ 2,064
Employee          --        2,635    (1,386)        1,249         (736)        78          591          (202)           389
related
Other             --          606      (476)          130          (35)       (78)          17           (17)            --
               -----      -------   -------       -------      -------    -------      -------        ------        -------
  Total        $  --      $ 5,876   $(1,996)      $ 3,880      $  (975)   $    --      $ 2,905        $ (452)       $ 2,453
               =====      =======   =======       =======      =======    =======      =======        ======        =======

In addition, as described above, the Company recorded a $2,124 pre-tax write-down of non-recoverable leasehold improvements, fixture and equipment investments at its Utah facility.

NET OTHER EXPENSE

Net other expense was $2.4 million, or 2.8% of sales, for the thirteen weeks ended September 29, 2001 compared to $4.3 million, or 5.7% of sales, for the thirteen weeks ended September 30, 2000; and $8.6 million, or 3.9% of sales, for the thirty-nine weeks ended September 29, 2001 compared to $12.2 million, or 6.2% of sales, for the thirty-nine weeks ended September 30, 2000. The primary component of the expense in each of these periods was interest expense, which was $2.4 million in the thirteen weeks ended September 29, 2001 compared to $4.4 million in the thirteen weeks ended September 30, 2000; and $8.8 million for the thirty-nine weeks ended September 29, 2001 compared to $12.4 million for the thirty-nine weeks ended September 30, 2000. Interest expense in the thirteen weeks and the thirty-nine weeks ended September 29, 2001 decreased when compared to the same periods in the prior year primarily due to a reduction in the total debt outstanding from $217.0 million at September 30, 2000 to $176.5 million at September 29, 2001. In addition, the decrease in interest rates for the thirteen and thirty-nine weeks ended September 29, 2001 compared to the prior year had a favorable impact on interest expense.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the thirteen and the thirty-nine week periods ended September 29, 2001 and September 30, 2000 was 39% and 40%, respectively. The Company records income taxes based on the effective tax rate expected for the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $5.6 million compared to December 30, 2000. This decrease was partially attributable to cash used in operating activities of $1.6 million, which includes a $14.4 million payment of corporate income taxes for fiscal 2000 and fiscal 2001. Capital expenditures for the thirty-nine weeks ended September 29, 2001 were $22.6 million, primarily related to the capital requirements to open 35 new stores, investments in logistics operations including the opening of a new distribution center in April 2001, information systems and manufacturing operations. Net cash provided by financing activities was $18.3 million in the thirty-nine weeks ended September 29, 2001 which primarily represents net borrowings during the quarter on the Company's credit facility.

The Company opened 35 new retail stores during the thirty-nine weeks ended September 29, 2001 and expects to open approximately ten additional stores during the final thirteen weeks of fiscal 2001. In addition, the Company plans to continue to make investments in manufacturing equipment, information systems, logistics operations and store redesign to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings under its credit facility.

As of September 29, 2001, the Company was in compliance with all covenants under its credit facility. Available borrowings under the revolving credit facility were $63.5 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement amends the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement, which excludes goodwill from its scope, establishes the methodology to be used for evaluating (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale, and (iii) long-lived assets to be disposed of by sale, for both ongoing and discontinued operations. In addition, SFAS No. 144 broadens the treatment of discontinued operations to include components of an entity, rather than just segments of a business. SFAS No. 144 is required to be adopted by the Company in fiscal 2002. The Company has not completed the process of evaluating the impact that will result from adopting this statement and is therefore unable to disclose the impact that adopting SFAS No. 144 will have on its financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relate primarily to changes in interest rates. The Company bears this risk in two specific ways. First, it has debt outstanding. At September 29, 2001 there was $176.5 million of debt outstanding, which consisted of $90.0 million in term loans and $86.5 million from its revolving credit facility. Because this debt carries a variable interest rate pegged to market indices, the Company's statements of operations and cash flows are exposed to changes in interest rates.

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

At September 29, 2001, there was $176.5 million of debt outstanding, which consisted of $90.0 million in term loans and $86.5 million from its revolving credit facility. Although Yankee Candle believes that its cash flow from operations and its available financing should be sufficient to meet its anticipated requirements for growing the business and servicing its debt, the Company's level of long-term indebtedness could reduce funds available to grow its business in the future.

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

                                   THE YANKEE CANDLE COMPANY, INC.


Date: November 9, 2001             By: /s/ Robert R. Spellman
                                       -----------------------------------------
                                       Robert R. Spellman
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer)