Form 10-K405
period 2001-12-29
YANKEE CANDLE CO INC
filed 2002-03-29
CIK 1084242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 001-15023

                         THE YANKEE CANDLE COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MASSACHUSETTS                                 04-2591416
          (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

16 YANKEE CANDLE WAY, SOUTH DEERFIELD, MASSACHUSETTS                01373
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (413) 665-8306

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

   COMMON STOCK, $0.01 PAR VALUE              NEW YORK STOCK EXCHANGE, INC.
       (TITLE OF EACH CLASS)            (NAME OF EACH EXCHANGE WHERE REGISTERED)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Based on the closing sale price of $23.05 per share on March 26, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $331,388,767.

     On March 26, 2002 there were outstanding 54,210,901 shares of the Registrant's Common Stock.

     Documents incorporated by reference (to the extent indicated herein):

     Registrant's proxy statement (specified portions) with respect to the annual meeting of stockholders to be held on June 12, 2002 are incorporated into
Part III.

================================================================================

This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. ("Yankee Candle", the "Company", "we", and "us") and its subsidiaries or its management "believes", "expects", "anticipates", "plans" and similar expressions that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results."

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                    PART I

 1.   Business ...............................................................2
 2.   Properties ............................................................10
 3.   Legal Proceedings .....................................................12
 4.   Submission of Matters to a Vote of Security Holders....................12

                                    PART II

 5.   Market for the Company's Common Equity and Related Stockholder
        Matters..............................................................13
 6.   Selected Financial Data ...............................................14
 7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................18
7A.   Quantitative and Qualitative Disclosures About Market Risks............28
 8.   Financial Statements and Supplementary Data ...........................29
 9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ................................................51

                                   PART III

10.   Directors and Executive Officers of the Registrant ....................51
11.   Executive Compensation ................................................51
12.   Security Ownership of Certain Beneficial Owners and Management ........52
13.   Certain Relationships and Related Transactions ........................52

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......52

                                      PART I

ITEM 1. BUSINESS

We are the leading designer, manufacturer and branded marketer of premium scented candles in the large and growing giftware industry based on sales. We have a 32-year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. Our candle products are available in approximately 170 fragrances and include a wide variety of jar candles, Samplers (R) votive candles, Tarts (R) wax potpourri, pillars and other candle products, all marketed under the Yankee Candle(R) brand. We also sell a wide range of coordinated candle accessories and branded fragranced non-candle products including Yankee Candle Car Jars(R) air fresheners, Yankee Candle(TM) Bath personal care products and Yankee Candle sachets. We have a vertically integrated business model that enables us to produce high quality products, provide excellent customer service and achieve cost efficiencies.

Our multi-channel distribution strategy enables us to offer Yankee Candle products through a wide variety of locations and sources. We sell our candles through an extensive and growing wholesale customer network of approximately 13,500 stores primarily in non-mall locations and through our rapidly expanding retail store base located primarily in malls. As of December 29, 2001, we had 192 Company-owned and operated stores in 39 states. We have grown our store base 41% annually over the past five years and have opened 45 new stores in each of 2000 and 2001. In addition, our 90,000 square foot flagship store in South Deerfield, Massachusetts attracts an estimated 2.5 million visitors annually. We also sell our products directly to consumers through our catalog and Internet web site (www.yankeecandle.com). Outside North America, we sell our products through 20 distributors in 23 countries and through our distribution center located in the United Kingdom.

Since 1996, we have experienced compound annual revenue growth of 27% and compound annual pretax income growth of 42%. Each of our distribution channels has contributed to this growth. Retail, which includes the catalog and Internet business, has achieved 38% compound annual revenue growth since 1996 and accounted for 56% of our $379.8 million total sales in 2001. Wholesale, which includes International operations and earns higher margins than our retail channels, has achieved 18% compound annual revenue growth since 1996 and accounted for 44% of total sales in 2001. In 2001, our revenue increased 12% as compared to 2000, and was comprised of a 21% increase in retail sales and a 3% increase in wholesale sales. In 2001, pretax income, adjusted for the $8.0 million restructuring charge, increased 9% as compared to 2000. In 2001, without adjusting for this restructuring charge, our pretax income decreased 2% as compared to 2000. We believe our growth is based on the strength of the Yankee Candle(R) brand, our commitment to product quality, the efficiency of our vertically integrated manufacturing and logistics operations and the success of our multi-channel distribution strategy.

INDUSTRY OVERVIEW

Yankee Candle operates in the domestic giftware industry. The domestic giftware industry has grown at an approximately 6% compound annual growth rate from 1996 to 2000 to reach approximately $55.2 billion in 2000, according to Unity Marketing, an independent market research firm. According to Unity Marketing, the domestic market for candles has grown at an approximately 11% compound annual growth rate from 1996 to 2000 to reach approximately $2.3 billion in 2000. According to Kline & Company, Inc., an international consulting firm, the premium scented candle segment, in which we compete, grew at an approximately 19% compound annual growth rate from 1997 to 2000, significantly exceeding the growth rate of the overall giftware market during that period. Kline has projected that the premium scented candle segment will continue to grow at a compound annual growth rate of over 7% from 2000 to 2005.

We expect the premium scented candle market to continue to grow more quickly than the total candle market based upon favorable industry factors, including the continued interest of consumers in home decor and branded gifting, and the year-round usage of branded scented candles as an affordable luxury.

PRODUCTS

We develop and introduce new products and fragrances throughout the year. We currently offer approximately 1,600 SKUs of Yankee Candle manufactured products. Most of our products are marketed as Yankee Candle(R) branded products primarily under the trade names Housewarmer(R), Country Kitchen(R), Country Classics(TM), Frosted Favorites(TM) and Aroma Formula(TM) and include the following product styles:

     - Jar Candles -- scented candles in decorative glass jars; available in 22 oz., 14.5 oz., 7.5 oz. and 3.7 oz. sizes.

     -    Samplers(R) -- votive candles for sampling different fragrances.

     -    Tapers -- the oldest candle style, dipped more than 30 times.

     -    Scented Ionic(R) Pillars (grooved).

     -    Standard Pillars (smooth) -- both scented and unscented.

     -    Textured Pillars -- both scented and unscented.

     - Tarts(R) Wax Potpouri -- scented wax without wicks that releases its fragrance when melted and warmed in a potpourri pot.

     - Scented Tea Lights -- small, colored and scented candles in clear cups made for home fragrancing.

     - Tart(R) Warmers -- white unscented candles in aluminum cups made for potpourri pots.

     - Kindle Candles(R) -- unscented wax in a paper cup for use in a fireplace or campfire as a firestarter.

These candle products are available in a wide range of fragrances and colors. We currently maintain approximately 170 fragrances in our retail stores, with our 85 best-selling fragrances available nationwide to our wholesale customers. In addition to distinctive fragrances, we promote our brand through consistent product packaging and labeling and the use of a distinctive trade dress. The Yankee Candle name is typically embossed on the top of our glass containers and is clearly displayed on every product label. We also package our products in attractive gift baskets and other containers for sale in our retail stores. We offer glassware accessories and other coordinated candle-related and home decor accessories in dozens of exclusive patterns, colors and styles, including jar toppers, taper holders, pillar and jar bases, jar shades, tea light holders, potpouri burners and Samplers(R) votive candleholders.

We have extended our brand to Car Jars(R), a noncandle air freshener line and, in 2001, to Yankee Candle(TM) Bath, a line of personal care products including: liquid hand soap in a pump container; hand lotion in a pump container; body lotion in a stand up tube; shower gel in a stand up tube and milled soap in an elegant oval with an embossed logo. Each bath product is scented to match popular Yankee Candle fragrances, with packaging reminiscent of our Housewarmer(R) candles. Our bath products were initially introduced in four fragrances including MacIntosh, Roses of Cliff Walk, Sage & Citrus and Sunflower. We introduced Yankee Candle sachets in the same four fragrances, which enable Yankee Candle's fragrances to be added to new environments, such as dresser drawers, luggage and closets.

We seek to maintain a moderate price for almost all of our products in order to reinforce our customers' perception of our products as highly affordable. As a result, our retail prices for our core candle products range from $0.99 for a Tarts(R) wax potpourri to $19.99 for a 22 oz. Housewarmer(R) jar candle.

RETAIL OPERATIONS

Retail Stores

Our retail operations include our retail stores, none of which are franchised, catalog and Internet operations and Chandler's restaurant. From 1996 to 2001, sales from our retail division, have grown at a compound annual growth rate of 38% from $42.9 million in 1996 to $211.7 million in 2001 and increased from 37% of our total sales in 1996 to 56% in 2001. Moreover, in 2001 our retail stores that were open for the full year, excluding the South Deerfield store, achieved average sales per selling square foot of $822.

We opened 45 new retail stores during 2001 and ended the year with 192 retail stores in 39 states. In opening new stores, we target high traffic retail locations in malls, tourist destinations and selected non-mall locations, including lifestyle centers. Of our 192 retail stores, 147 are located in malls. We currently plan to open 45 additional stores and enter at least one additional state during 2002.

The non-mall store count includes our flagship South Deerfield, MA store, which is a unique store. We believe that our flagship store is the world's largest candle and Christmas store with approximately 90,000 square feet of retail and entertainment space. This store promotes Yankee Candle's brand image and culture and is an important testing ground for our new product introductions. The store carries over 20,000 SKUs of gift items and generates approximately 60% of its revenues from the sale of Yankee Candle manufactured products. The store is a major tourist destination, attracting an estimated 2.5 million visitors annually, and provides visitors with a total shopping and entertainment experience including the Yankee Candlemaking Museum and a 240-seat restaurant. In fall 2001, we announced plans to open a Home Store within our flagship store. The Home Store will showcase home furnishings and decorative accents in sophisticated country decor settings. Yankee Candle products, such as our new Yankee Candle(TM) Bath line and Country Kitchen(R) candles, will also be featured throughout the Home Store. The Home Store is expected to open in summer of 2002. We believe the Home Store will be an important contributor to our flagship store and will enable us to test market new products and merchandising concepts.

Excluding the South Deerfield flagship store, the target size of our retail stores is 1,500 to 2,000 square feet. The average store size for our 191 retail stores, excluding the South Deerfield store, at the end of 2001 was 1,732 square feet. We design each of our retail stores with a warm and inviting atmosphere to attract customers and provide a convenient shopping experience. Each store has candle displays sorted by color, fragrance type and product category. Our store design uses rich wood and other traditional elements to convey a high quality image that complements our product and company identity. The display fixtures hold sufficient inventory to support fast turning sales at peak season. Our retail stores typically offer Yankee Candle products in approximately 150 fragrances and carry approximately 1,100 SKUs of candles and approximately 400 SKUs of candle accessories.

Superior customer service and a knowledgeable employee base are key elements of our retail strategy. We emphasize formal employee training, particularly with respect to product quality, candle manufacturing and the heritage of Yankee Candle. We also have a well-developed, 6-day training program for managers and assistant managers and an 8-hour training program for sales associates. Our high customer service standards are an integral part of our ongoing success. Each store is responsible for implementing and maintaining these customer service standards.

Catalog and Internet

As part of our retail division we market our products through our catalogs and Internet web site. We expect both businesses to continue to grow over the next several years as a result of demographic and lifestyle changes in the consumer population, including the aging of baby boomers, decreased shopping time and a need for shopping convenience. Our catalogs feature a wide selection of our most popular candle products, specialty retail candle and non-candle products, candle and home decor accessories and various branded non-candle scented products, including Car Jars(R) air fresheners and our new Yankee Candle(TM) Bath personal care products and Yankee Candle sachets. In 2001 we had eleven catalog mailings. We believe there are significant opportunities to grow the catalog business by adding additional products and accessories, new catalog concepts and expanding our mailing list. In 2002, we are planning several broad based initiatives, including significantly increasing both the number of catalog mailings and the number of catalogs, increasing advertising in lifestyle magazines, selective Internet advertising, increasing our emphasis on gift products and customized marketing and investing in a new software system.

We introduced our web site in 1996, upgraded it for retail transactions in 1997 and began generating revenues in late 1997. Our web site, www.yankeecandle.com, provides our on-line customers with an easy and convenient way to purchase a wide variety of our most popular candle products, specialty retail candle and non-candle products, candle and home decor accessories and branded non-candle scented products. This web site also offers features designed to promote sales and provide enhanced customer service and convenience, including personalized guest registration, gift cards and other gift giving programs, a store locator, decorating ideas, and sites dedicated to corporate gifts, weddings and other customized purchasing opportunities. In addition to our consumer oriented web site, we have a separate business to business web site dedicated to our wholesale customers which offers such features as on-line ordering, order status information, purchase history and an enhanced dealer locator program. We continually upgrade our web site in order to provide existing and new customers with convenient purchase options.

Our catalog and Internet business generated $15.1 million of sales in 2001, an increase of 68% over 2000.

WHOLESALE OPERATIONS

Our wholesale strategy focuses on gift, home decor and other image appropriate retailers. The wholesale business is a critical part of our growth strategy and, together with our other distribution channels, helps to further build our brand awareness. From 1996 to 2001, sales from our wholesale accounts have grown at a compound annual growth rate of 18% from $72.3 million in 1996 to $168.1 million in 2001 and changed from 63% to 44% of our total sales. Our wholesale customers currently have approximately 13,500 locations. We believe that as a result of our strong brand name, the popularity and profitability of our products and our emphasis on customer service, our wholesale customers are extremely loyal, with approximately 70% of them having been customers for over five years. No customer accounts for more than 2% of our total sales and almost 90% of our wholesale locations are non-mall. We plan to increase sales to existing accounts, add new accounts and focus new distribution in selected image appropriate national retail chains such as the addition of Linens `n Things as a new wholesale customer in September 2001, and Bed, Bath and Beyond as a new wholesale customer in February 2002.

 The strength of our brand, the profitability and quality of our products, and our successful in-store merchandising and display system have made us the top selling brand for many of our wholesale customers. Since 1993, we have been continuously ranked first in gift store sales in the domestic candle category and have consistently always been ranked either first or second in product reorders across all giftware categories by Giftbeat, a giftware industry publication. In addition, we were ranked as the most profitable product line across all giftware categories in a recent Giftbeat survey.

We actively seek to increase the average size and frequency of wholesale orders through our innovative product display system, promotional programs, new products and telemarketing initiatives. We promote a "Shop Within A Shop" display system to our wholesale customers which presents our products vertically by fragrance and horizontally by color in a distinctive wood hutch. We recommend that dealers invest in a minimum of an 8- to 12-foot display system which holds $6,000 to $9,000 of Yankee Candle products at suggested retail prices. This display system enhances Yankee Candle's brand recognition in the marketplace and we believe positively impacts our wholesale sales. We have also implemented a number of promotional programs to increase the square footage dedicated to Yankee Candle products as well as the breadth of Yankee Candle products offered by our wholesale customers. For example, we promote a Fragrance of the Month program, with featured fragrance suggestions for each month. This program encourages dealers to increase their re-order schedules to 12 times per year and implement a proven customer promotion. The promotion encourages consumers to try different fragrances and return to the stores more frequently in order to buy the Fragrance of the Month. In addition to specific promotions, we advise our wholesale customers on an ongoing basis regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences.

We have a selective dealer approval process, designed to create consistent nationwide standards for all Yankee Candle dealers. As a result of these high credit standards for dealers, we had bad debt expense of only 0.2% of wholesale sales in 2001.

We use a dedicated in-house direct telemarketing sales force to service our wholesale customers. In 1998, we eliminated our network of independent manufacturer representatives and completed a major shift to a direct sales force. This enabled us to gain greater control over the sales process, to provide customers with better and more accurate information, faster order turn-around and improved customer service, to create more consistent merchandising nationwide and to reduce costs.

International Operations

We currently sell products through international distributors and our distribution center in the United Kingdom. In June 1998, we established Yankee Candle Europe, our European subsidiary, and hired the former managing director of one of the largest United Kingdom candle manufacturers to lead our international expansion program. In addition, we opened a new 27,000 square foot distribution center in Bristol, England and began product shipments in January 1999. As of December 29, 2001, we were selling our products to approximately 1,500 direct accounts in the United Kingdom, 200 direct accounts on the European continent and in the Middle East and 20 distributors covering 23 countries. We also have a successful Canadian wholesale business, using a leading distributor, and are further expanding our international efforts by working with a new distributor in Central and South America.

NEW PRODUCT DEVELOPMENT

We have a long history as a product innovator in the premium candle segment of the giftware industry. We have a strong and experienced in-house product design and development team comprised of artists, fragrance specialists, designers, packagers and buyers who work collaboratively to design new products that are attractive to customers and can be manufactured cost-effectively. New products are typically developed in less than a year. Following the successful 2000 introduction of our Car Jars(R) air freshener brand extension, in September 2001 we introduced the Yankee Candle(TM) Bath personal care line in four fragrances featuring liquid hand soap, hand lotion, body lotion, shower gel and milled bar soap. In the fourth quarter of 2001, we introduced a line of scented sachets in four fragrances. In addition, in 2001 we introduced 19 new fragrances in our core candle lines, including a successful re-launch of our Country Kitchen(R) line. We also introduced two wholesale exclusive fragrances, Yuletide Bayberry and Sleigh Ride. In 2002, we plan to introduce a fully coordinated gift center in all stores featuring gift bags, gift boxes, jar wraps, hand tags and high end ribbons. Other new product ideas include new product sizes, new packaging, variations of existing fragrances and potential new ideas for delivering fragrance. Our expenditures on research and development during the last three fiscal years have not been material.

MANUFACTURING

Approximately 80% of our sales are generated by products manufactured at our 294,000 square foot facility in Whately, Massachusetts. As a vertically integrated manufacturer, we are able to closely monitor the quality of our product, more effectively manage inventory and control our production costs. We believe this is an important competitive advantage as it enables us to ensure high quality products, maintain affordable pricing and provide reliable customer service.

Our products are manufactured using filled, molded, extruded, compressed or dipped manufacturing methods. The majority of our products are filled products which are produced by pouring colored, scented liquid wax into a glass container with a wick. Pillars are made by extrusion, in which wax is pressed around a wick through a die. Tapers are produced through a dipping process and Tarts(R) wax potpourri and Samplers(R) votive candles are made by compression.

Yankee Candle uses high quality fragrances, premium grade, highly refined paraffin waxes, and superior wicks and dyes to create premium products. Our manufacturing processes are designed to ensure the highest quality and quantity of candle fragrance, wick quality and placement, color, fill level, shelf life and burn rate. We are continuously engaged in efforts to maximize our quality and minimize our costs by using efficient production and distribution methods and technological advancements.

SUPPLIERS

We maintain strong, established relationships with our principal fragrance and petroleum based wax suppliers. We believe we use the highest-quality suppliers in our industry and maintain back-up suppliers who are able to provide services and materials of similar quality. We have been in the business of manufacturing premium scented candles for many years and are therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. We have developed, jointly with our suppliers, several proprietary fragrances which are exclusive to Yankee Candle. Other raw materials used in the manufacturing process, including wax, glassware, wick and packaging materials, are readily available from multiple sources at comparable prices. In 2001, no single supplier represented 10% or more of our total cost of goods sold, except for our primary glassware vendor and our primary fragrance vendor, each of whom represented approximately 10% of our total cost of goods sold.

ORDER PROCESSING AND DISTRIBUTION

Prior to 2001, we operated two major distribution facilities with a combined 260,000 square feet of space. The first of these was located alongside our manufacturing operations in Whately, Massachusetts, while the second was in Salt Lake City, Utah. In 2001, to increase cost efficiency and improve in-stock positions, we opened a new 256,000 square foot distribution center in South Deerfield, Massachusetts. As a result of this new facility, we were able to convert the Whately distribution space to manufacturing use and to close the Salt Lake City facility.

We utilize computer systems to maintain efficient order processing from the time an order enters the system through shipping and ultimate payment collection from customers. We operate uniform computer and communication software systems allowing for online information access between our headquarters and retail stores. We completed the first phase of an information systems upgrade in 1998 to improve order processing and enhance inventory management and accuracy. As part of these upgrades, we adopted a software package that allows us to forecast demand for our products and efficiently plan our production schedules. We also implemented a pick-to-light system which allows Yankee Candle employees at our distribution center to receive information directly from the order collection center and quickly identify, by way of blinking lights, the products and quantity necessary for a particular order. To accurately track shipments and provide better service to customers, we also use handheld optical scanners and bar coded labels. We believe that our systems for the processing and shipment of orders from the distribution center greatly improve our overall customer service through enhanced order accuracy and reduced turnaround time. In early 2000 we began the second phase of our systems upgrades. We implemented a complete new platform of manufacturing and distribution software as part of a comprehensive transition of all of our major software systems. The new manufacturing and distribution software has enabled us to further enhance our inventory management and customer service capabilities and also support a significantly larger infrastructure.

In late 2001 we implemented systems allowing us to provide electronic data interchange (EDI) capabilities. We plan to expand these capabilities in 2002 to additional customers and suppliers.

The products we sell in the United States are generally shipped by United Parcel Service, FedEx Ground or other freight carriers. We also lease a small fleet of trucks primarily used to ship products to select company-owned retail stores. Our products are usually shipped to our retail stores twice a week during the off-season and up to five times a week during the holiday season. We believe that our timely and accurate distribution is an important differentiating factor for our customers. This belief is based on numerous conversations between our management and sales force, on the one hand, and our wholesalers and customers, on the other hand.

INTELLECTUAL PROPERTY

Yankee Candle has obtained 37 U.S. trademark registrations, including Yankee(R) (for candles), Yankee Candle(R), Housewarmer(R), Country Kitchen(R), Samplers(R), Tarts(R), Kindle Candles(R) and Car Jars(R) and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments, these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, copyright and other intellectual property rights of Yankee Candle under statutory and common law, including those rights relating to our distinctive "trade dress."

We believe that our trademarks and intellectual property rights are valuable assets and we intend to maintain and renew our trademarks and their registrations and to vigorously defend them and all of our intellectual property rights against infringement.

ENVIRONMENTAL MATTERS

We are subject to various federal, state, local and foreign laws and regulations governing the generation, storage, use, emission, discharge, transportation and disposal of hazardous materials and the health and safety of our employees. In addition, we are subject to environmental laws which may require investigation and cleanup of any contamination at facilities we own or operate or at third party waste disposal sites we use. These laws could impose liability even if we did not know of, or were not responsible for, the contamination.

We have in the past and will in the future incur costs to comply with environmental laws. We are not, however, currently aware of any costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third party waste disposal sites, that are expected to have a material adverse effect on our operations, cash flow or financial condition. It is possible, however, that material environmental costs or liabilities may arise in the future.

COMPETITION

We compete generally for the disposable income of consumers with other producers in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. Our products compete with other scented and unscented candle and personal care products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our competitors distribute their products through independent gift retailers, department stores, mass market stores and mail order houses and some of our competitors are part of large, diversified companies having greater financial resources and a wider range of product offerings than us.

The candle market overall is highly fragmented. According to a 2001 Unity Marketing study, 61% of all candle companies had less than $10.0 million in sales and approximately 80% had less than $25.0 million in sales. In the premium scented candle segment of the market, in which we primarily compete, our competitors include Blyth Industries, Inc., as well as many smaller branded manufacturers and private label manufacturers. The Company is not aware of any recent consolidation in the candle market, nor does it anticipate that there will be any material consolidation based on our current knowledge and understanding of the market.

Our retail stores compete primarily with specialty candle retailers and a variety of other retailers including department stores, gift stores and national specialty retailers that carry candles along with personal care items, giftware and houseware. In addition, while we focus primarily on the premium scented candle segment, candles are also sold outside of that segment by a variety of retailers including several mass merchandisers.

EMPLOYEES

At December 29, 2001, we employed approximately 1,900 full-time employees and 1,100 part-time employees. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We also use between 1,400 and 1,600 seasonal and temporary workers to supplement our labor force during the peak selling season.

ITEM 2. PROPERTIES

Yankee Candle owns or leases several facilities located in a four mile radius in Deerfield and Whately, Massachusetts, including those described in the table below:


TYPE OF FACILITY                          LOCATION                     SIZE
----------------                          ---------------------    -------------
Manufacturing                             Whately, Mass.           294,000 sq.ft.
Distribution center (1)(2)                South Deerfield, Mass    256,000 sq.ft.
Flagship retail store and restaurant (3)  South Deerfield, Mass.    90,000 sq.ft.
Corporate offices (1)(4)                  South Deerfield, Mass.    75,000 sq.ft.
Distribution center                       South Deerfield, Mass.    60,000 sq.ft.
Employee health and fitness center        South Deerfield, Mass.    12,000 sq.ft.

     NOTES:
     ------

     (1)  Leased facility.

     (2) We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 105,000 square feet.

     (3)  There is an additional 11,000 sq. ft. of office space.

     (4) We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 30,000 square feet.

We also lease a 27,000 square foot distribution facility in Bristol, England.

We believe these facilities are suitable and adequate and have sufficient capacity to meet our current needs.

In addition to the foregoing facilities, and the retail satellite stores referenced below, we own various other properties in the Deerfield/Whately area which we are currently in the process of attempting to sell and/or lease as a result of the consolidation of most of our administrative functions into our new corporate office building in 2001. These facilities include an approximately 48,000 sq. ft. building in Deerfield, a 16,000 sq. ft. building in Whately, and a 6,600 sq. ft. building and the land theron located in Deerfield and Whately (the sale of which is currently pending).

Other than the South Deerfield flagship store and three smaller retail locations, we lease our retail stores. Initial store leases for mall locations typically range from eight to ten years. For non-mall locations, most leases are five years, with a five-year renewal option.

Our retail stores were located in the following 39 states as of December 29, 2001:

                                    STORE COUNT
                                    -----------
STATE                  MALL               NON-MALL             TOTAL
-----                  ----               --------             -----
ALABAMA                 1                    -                   1
ARIZONA                 3                    -                   3
CALIFORNIA              12                   1                   13
COLORADO                3                    1                   4
CONNECTICUT             7                    2                   9
DELAWARE                1                    -                   1
FLORIDA                 11                   1                   12
GEORGIA                 7                    1                   8
ILLINOIS                4                    3                   7
INDIANA                 6                    1                   7
KANSAS                  1                    1                   2
KENTUCKY                2                    1                   3
LOUISIANA               1                    -                   1
MAINE                   1                    2                   3
MARYLAND                5                    4                   9
MASSACHUSETTS           8                    10                  18
MICHIGAN                4                    1                   5
MINNESOTA               3                    -                   3
MISSOURI                2                    -                   2
NEBRASKA                1                    1                   2
NEVADA                  1                    -                   1
NEW HAMPSHIRE           2                    1                   3
NEW JERSEY              6                    -                   6
NEW YORK                12                   2                   14
NORTH CAROLINA          7                    -                   7
OHIO                    7                    1                   8
OKLAHOMA                2                    -                   2
PENNSYLVANIA            6                    2                   8
RHODE ISLAND            1                    2                   3
SOUTH CAROLINA          2                    2                   4
SOUTH DAKOTA            1                    -                   1
TENNESSEE               3                    -                   3
TEXAS                   6                    1                   7
UTAH                    -                    1                   1
VERMONT                 -                    2                   2
VIRGINIA                4                    1                   5
WASHINGTON              2                    -                   2
WEST VIRGINIA           1                    -                   1
WISCONSIN               1                    -                   1
                        -                    -                   -

TOTALS                 147                   45                 192
                       ===                   ==                 ===
39 STATES

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in ordinary routine legal proceedings relating to our business. We believe that none of these legal proceedings will have a material adverse impact on our results of operations, cash flow or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting will be held on June 12, 2002. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 29, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of all current executive officers for the Company as of March 26, 2002:

Name                   Age  Position
----                   ---  ---------

Michael J. Kittredge   50   Chairman of the Board

Craig W. Rydin         50   President and Chief Executive Officer

Robert R. Spellman     54   Senior Vice President, Finance and Chief
                            Financial Officer

Gail M. Flood          42   Senior Vice President, Retail

Paul J. Hill           47   Senior Vice President, Operations

Harlan M. Kent         39   Senior Vice President, Wholesale

MICHAEL J. KITTREDGE is the Chairman of the Board and the founder of Yankee Candle. He served as a Director until April 1998 and was re-elected as a Director in April 1999. He has been honored several times by the United States Small Business Administration (S.B.A.), once in 1985 as the winner of the "Entrepreneurial Success Award," and again in 1986 as the "Businessman of the Year" for Massachusetts and the New England region. In 1996, Mr. Kittredge received USA Today's and Ernst & Young's Retail Entrepreneur of the Year Award.

CRAIG W. RYDIN is a Director and the President and Chief Executive Officer. Prior to joining Yankee Candle in April 2001, Mr. Rydin was the President of the Away From Home food services division of Campbell Soup Company since 1998, and President of the Godiva Chocolates division of Campbell from 1996 to 1998. Prior to Godiva, Mr. Rydin had held a number of senior management positions at Pepperidge Farm, Inc., also a part of Campbell.

ROBERT R. SPELLMAN is the Senior Vice President, Finance and Chief Financial Officer. Prior to joining Yankee Candle in November 1998, Mr. Spellman was Senior Vice President of Finance of Staples, Inc. from 1988 through 1994, and Chief Financial Officer of Star Markets Company, Inc. from 1994 through 1998.

GAIL M. FLOOD is the Senior Vice President, Retail. Ms. Flood joined Yankee Candle in 1982 as Retail Store Manager. Since 1988, she has been in charge of the Company's retail operations. She was appointed Vice President of Retail Operations in July 1996, and promoted to her current position in November 1998.

PAUL J. HILL is the Senior Vice President, Operations. Prior to joining Yankee Candle in October 2000, Mr. Hill was employed by Kraft Foods, Inc. from 1987 to 2000. At Kraft, Mr. Hill held various supply chain and strategy positions. His last assignment with Kraft, from 1997 to 2000, was as the Plant Manager at one of the largest plants in Kraft's system.

HARLAN M. KENT is the Senior Vice President, Wholesale. Prior to joining Yankee Candle in June, 2001, Mr. Kent was Senior Vice President and General Manager of the Wholesale Division of Totes Isotoner Corporation from 1997 to 2001, and Vice President of Global Sales and Marketing for the Winchester Division of Olin Corporation from 1995 to 1997. Mr. Kent has also held a number of senior marketing and strategic planning positions at both the Campbell Soup Company and its Pepperidge Farm Division.

There are no family relationships among any of the executive officers.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock has been traded on the New York Stock Exchange since July 1, 1999 under the symbol "YCC". For the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange - Composite Transaction Reporting System were as follows:

     FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001       HIGH     LOW
                                                  ------   ------
     First Quarter .........................      $18.95   $10.56
     Second Quarter ........................       19.98    12.88
     Third Quarter .........................       19.09    15.70
     Fourth Quarter ........................       22.93    16.86

     FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000
     First Quarter .........................      $17.81   $12.38
     Second Quarter ........................       25.94    14.13
     Third Quarter .........................       24.50    17.00
     Fourth Quarter ........................       21.00    10.00


On March 26, 2002, the closing sale price as reported on the New York Stock Exchange-Composite Transaction Reporting System for our common stock was $23.05 per share. As of March 26, 2002, there were 305 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

DIVIDENDS

We have never paid a cash dividend on our common stock as a public company and we do not intend to pay any cash dividends in the foreseeable future, but instead intend to retain earnings for the future operation of our business. Any determination to pay dividends in the future will be at the discretion of the board of directors and will be dependent upon results of operations, financial condition, contractual and legal restrictions and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement, we may not declare or pay dividends on our common stock unless our ratio of consolidated total debt to consolidated EBITDA is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we meet this requirement, we do not currently intend to pay dividends.

USE OF PROCEEDS

Not applicable

SALES OF UNREGISTERED SECURITIES

None

ITEM 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial and other data that follows should be read in conjunction with the "Consolidated Financial Statements", the accompanying notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. The historical financial data as of December 30, 2000 and December 29, 2001 and for the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001 have been derived from the audited consolidated financial statements and the accompanying notes included in this document at Item 8.

The historical financial data as of December 31, 1997, 1998 and January 1, 2000 and for the years ended December 31, 1997 and 1998 has been derived from audited financial statements for the corresponding period, which are not contained in this document.

The selected historical financial data may not be indicative of our future performance.

Before the recapitalization on April 27, 1998, Yankee Candle was an S corporation for federal and state income tax purposes. As a result, taxable earnings were taxed directly to the then existing sole stockholder. Since the 1998 recapitalization, Yankee Candle has been a C corporation subject to federal and state income taxes.

The data set forth for the following items assumes that Yankee Candle was subject to federal and state income taxes and was taxed as a C corporation at the effective tax rates that would have applied for all periods:

     -    Pro forma provision (benefit) for income taxes,

     -    Pro forma net income (loss), and

     -    Pro forma earnings per share (basic and diluted).

                                                   YEAR ENDED DECEMBER 31                      FIFTY-TWO WEEKS ENDED
                                                   -----------------------                  --------------------------
                                                                              JANUARY 1,    DECEMBER 30,  DECEMBER 29,
                                                     1997          1998          2000           2000          2001
                                                   ---------     ---------    ----------    ------------  ------------
STATEMENT OF OPERATIONS DATA:                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                          $ 147,364     $ 188,722     $ 262,075     $ 338,805     $ 379,831
Cost of goods sold                                    65,330        83,350       115,119       153,667       174,107
                                                   ---------     ---------     ---------     ---------     ---------

Gross profit                                          82,034       105,372       146,956       185,138       205,724
Selling expenses                                      26,935        30,546        44,547        64,464        77,348
General and administrative expenses                   27,031        19,753        26,023        31,576        38,515
Bonus related to the 1998 recapitalization                --        61,263            --            --            --
Restructuring charge                                      --            --            --            --         8,000
                                                   ---------     ---------     ---------     ---------     ---------

Income (loss) from operations                         28,068        (6,190)       76,386        89,098        81,861
Interest income                                         (151)         (219)         (627)         (235)          (72)
Interest expense                                       2,154        16,268        19,971        16,900        10,596
Other expense (income)                                   334           737          (116)         (165)          378
                                                   ---------     ---------     ---------     ---------     ---------

Income (loss) before provision for income taxes       25,731       (22,976)       57,158        72,598        70,959
Provision for income taxes                             1,360         9,656        22,863        29,039        27,674
                                                   ---------     ---------     ---------     ---------     ---------

Income (loss) before extraordinary loss on early
extinguishment of debt                                24,371       (32,632)       34,295        43,559        43,285

Extraordinary loss on early extinguishment of
debt, net of tax                                          --            --         3,162            --            --
                                                   ---------     ---------     ---------     ---------     ---------

Net income (loss)                                  $  24,371     $ (32,632)    $  31,133     $  43,559     $  43,285
                                                   =========     =========     =========     =========     =========

Basic earnings (loss) per share:
Income (loss) before extraordinary item            $    0.25     $   (0.51)    $    0.69     $    0.82     $    0.81
                                                   =========     =========     =========     =========     =========
Net income (loss)                                  $    0.25     $   (0.51)    $    0.62     $    0.82     $    0.81
                                                   =========     =========     =========     =========     =========

Diluted earnings per share:
Income (loss) before extraordinary item            $    0.25     $   (0.51)    $    0.66     $    0.80     $    0.79
                                                   =========     =========     =========     =========     =========
Net income (loss)                                  $    0.25     $   (0.51)    $    0.60     $    0.80     $    0.79
                                                   =========     =========     =========     =========     =========

Pro forma provision (benefit) for income taxes        10,686        (8,731)
                                                   ---------     ---------
Pro forma net income (loss)                        $  15,045     $ (14,245)
                                                   =========     =========

Pro forma basic earnings (loss) per share          $    0.15     $   (0.22)
Pro forma diluted earnings (loss) per share        $    0.15     $   (0.22)

Weighted average basic shares outstanding             98,005        64,458        49,857        52,900        53,537
Weighted average diluted shares outstanding           98,005        64,458        51,789        54,663        54,643

SUPPLEMENTAL EARNINGS PER SHARE DATA:
Diluted earnings per share before
  restructuring charge                             $    0.25     $   (0.51)    $    0.60     $    0.80     $    0.88
                                                   =========     =========     =========     =========     =========

BALANCE SHEET DATA (AS OF END OF PERIOD):
Cash and cash equivalents                          $   7,377     $  30,411     $  23,569     $  13,297     $  30,531
Working capital                                       (4,986)       31,005        (1,700)       (1,048)       (1,307)
Total assets                                          73,096       275,345       286,474       311,828       321,284
Total debt                                            25,264       320,000       187,568       157,512       115,000
Total stockholders' equity (deficit)                  34,791       (68,591)       61,435       105,167       148,104
OTHER DATA:
Number of retail stores (at end of period)                47            62           102           147           192
Comparable store sales growth                           16.4%         16.5%         14.8%          8.9%         (1.7)%
Comparable store sales growth with catalog and
Internet                                                15.9%         17.6%         16.8%         12.8%          2.0%
Gross profit margin                                     55.7%         55.8%         56.1%         54.6%         54.2%
Depreciation and amortization                      $   3,581     $   4,662     $   6,709     $  10,762     $  14,347
Capital expenditures                                   9,173         9,433        22,749        37,122        26,844
EBITDA (1)                                            31,315        (2,865)       82,237        98,861        94,716
Adjusted EBITDA (2)                                   42,139        59,251        83,150        99,300       103,664
Adjusted EBITDA margin (3)                              28.6%         31.4%         31.7%         29.3%         27.3%
CASH FLOW DATA:


Net cash flows from operating activities           $  30,035     $ (11,578)    $  55,430     $  57,310     $  86,962
Net cash flows from investing activities              (9,961)       (9,305)      (22,676)      (37,457)      (26,428)
Net cash flows from financing activities             (13,541)       43,917       (39,683)      (30,042)      (43,256)


(1) EBITDA represents earnings before extraordinary items, interest, income taxes, depreciation and amortization. For this purpose, amortization does not include amortization of deferred financing costs of $974 in 1999, $1,164 in 2000 and $1,114 in 2001, respectively, which amounts are included in interest expense. EBITDA is presented because management believes it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(2) Adjusted EBITDA reflects EBITDA adjusted to eliminate (a) the bonus of $61,263 in 1998 related to the 1998 recapitalization, (b) the $8,000 restructuring charge in 2001, (c) other expense (income), (d) non-cash stock based compensation, and (e) compensation and benefits paid to the former sole stockholder of the S corporation of $10,490 in 1997.

(3) Adjusted EBITDA margin reflects adjusted EBITDA as a percentage of net sales.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to inventories, restructuring costs, bad debts, intangible assets, income taxes, debt service and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of our consolidated financial statements.

As described in the Notes to the Consolidated Financial Statements, we sell our products both directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale while revenue from wholesale customers is recognized when shipped. Customers, be they retail or wholesale, do have the right to return product to us in certain limited situations. Such rights of return have not precluded revenue recognition because we have a long history with such returns on which we construct a reserve. This reserve, as a percentage of sales has historically approximated 0.2%. This estimate, however, is subject to change. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this estimate is also subject to change.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In addition, our inventory is stated at the lower of cost or market on a last-in first-out ("LIFO") basis. Fluctuations in inventory levels along with the cost of raw materials could impact the carrying value of our inventory.

We have a significant deferred tax asset recorded on our financial statements. This asset arose at the time of the our recapitalization in 1998 and is, in essence, a future tax deduction for us. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is more likely than not to be recovered and that the asset is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future, we would have to record a reserve for all or a part of this asset.

In fiscal 2001, we closed our distribution facility in Utah and recorded a restructuring charge. Part of the shut-down charge related to the lease commitment that we have through 2005. Management has not recorded the entire commitment as a liability since it believes that it will be able to sublet the facility at some time in the near future. However, there is no absolute certainty relative to this and the estimate of future net lease commitments could change in the future. We estimate the remaining occupancy obligation that has not been reserved for is approximately $1.5 million.

PERFORMANCE MEASURES

We measure the performance of our retail and wholesale segments through a segment margin calculation, which specifically identifies not only gross profit on the sales of products through the two channels but also costs and expenses specifically related to each segment.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

We have experienced, and may experience in the future, fluctuations in our quarterly operating results. There are numerous factors that can contribute to these fluctuations; however, the principal factors are seasonality and new store openings.

Seasonality. We have historically realized higher revenues and operating income in our fourth quarter, particularly in our retail business which is becoming a larger portion of our sales. We believe that this has been due primarily to increased sales in the giftware industry during the holiday season of the fourth quarter.

New Store Openings. The timing of our new store openings may also have an impact on our quarterly results. First, we incur certain one-time expenses related to opening each new store. These expenses, which consist primarily of salaries, supplies and marketing costs, are expensed as incurred. Second, most store expenses vary proportionately with sales, but there is a fixed cost component. This typically results in lower store profitability when a new store opens because new stores generally have lower sales than mature stores. Due to both of these factors, during periods when new store openings as a percentage of the base are higher, operating profit may decline in dollars and/or as a percentage of sales. As the overall store base matures, the fixed cost component of selling expenses is spread over an increased level of sales, resulting in a decrease in selling and other expenses as a percentage of sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001 ("2001") COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000 ("2000")

NET SALES

Net sales increased 12.1% to $379.8 million in 2001 from $338.8 million in 2000. This growth was primarily achieved by increasing the number of retail stores from 147 to 192, increasing sales through catalog and Internet operations and increasing sales to wholesale customers.

Wholesale sales, including European operations, increased 2.8% to $168.1 million in 2001 from $163.5 million for 2000. This growth was achieved both by increasing sales to existing customers and by increasing the number of wholesale locations. We believe that wholesale sales growth has been and will continue to be positively impacted by marketing and merchandising programs, new product introductions, wholesale exclusive products, the addition of new wholesale locations and the anticipated continued growth of our European operations.

Retail sales increased 20.8% to $211.7 million in 2001 from $175.3 million for 2000. There were 192 retail stores open as of December 29, 2001 compared to 147 stores open at December 30, 2000. The increase in retail sales was achieved primarily through the addition of 45 new stores and increased sales in catalog and Internet operations. Comparable store and catalog and Internet sales in 2001 increased 2.0% compared to 2000. Retail comparable store sales in 2001 decreased
1.7 % compared to 2000. There were 147 stores included in the comparable store base at the end of 2001, and 45 of these stores were included for less than a full year.

The events of September 11th had significant negative effects on both our wholesale and retail divisions in 2001. In wholesale we had achieved low double-digit year-to-date growth in incoming order volume as of the week preceding September 11th . Incoming order volume for the 15 weeks subsequent to September 11th grew 2.3% over the comparable prior year period. In retail, with mall traffic down significantly after September 11th, comparable store and catalog and Internet sales declined, on a year to date basis, from 10% through August of 2001 to 2.0% as of the end of the year.

GROSS PROFIT

Gross profit increased 11.1% to $205.7 million in 2001 from $185.1 million in 2000. As a percentage of net sales, gross profit decreased to 54.2% in 2001 from 54.6% in 2000. The decrease in gross profit as a percentage of net sales for 2001 was primarily attributable to discounts associated with the sell-through of holiday merchandise in the retail business during the first quarter of 2001, a higher mix of sales associated with our fragrance of the month sales program and a higher mix of non-manufactured sales. The gross profit rate in each of the third and fourth quarters of 2001 was higher than the comparable prior year quarter, and for the last half of 2001 increased to 56.3% from 55.0% in the last half of 2000. The improvement in the gross profit rate in the last half of 2001 compared to the last half of 2000 was primarily the result of supply chain inefficiencies in the fourth quarter of 2000 that were not experienced in the latter half of 2001. The supply chain inefficiencies in the fourth quarter of 2000 were related to significant over-staffing in our manufacturing and logistics operations. These supply chain inefficiencies were corrected in the first quarter of 2001 through the closure of our Salt Lake City distribution center and the reduction of our workforce by approximately 450 people.

SELLING EXPENSES

Selling expenses increased 20.0% to $77.3 million in 2001 from $64.5 million in 2000. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of net sales, selling expenses were 20.4% in 2001 and 19.0% in 2000. The primary factor behind the increase in selling expenses in dollars and as a percentage of sales was the increase in the number of retail stores we operated and the resulting shift in business mix between retail and wholesale sales. Retail sales, which have higher selling expenses as a percentage of sales than wholesale sales, represented 55.7% of total sales in 2001 compared to 51.7% in 2000. The number of retail stores increased from 147 in 2000 to 192 in 2001. The increase in selling expenses as a percentage of sales is also explained by the heavy weighting of new stores. We opened 45 new stores in 2001 and 2000. New stores typically generate lower operating margin contributions than stores that have been open for more than one year since fixed costs, as a percentage of sales, are higher during the early sales maturation period and since preopening costs are fully expensed in the year of opening. Excluding the sales and selling expenses of the 2000 and 2001 store classes from the fifty-two weeks ended December 29, 2001, and the sales and selling expenses of the 2000 store class from the fifty-two weeks ended December 30, 2000, store selling expense declined as a percentage of sales.

SEGMENT PROFITABILITY

Segment profitability is net sales less cost of sales and selling expenses. Segment profitability for our wholesale operations, including Europe, was $65.4 million, or 38.9% of wholesale sales in 2001 compared to $64.7 million or 39.6% of wholesale sales in 2000. Segment profitability for our retail operations was $63.0 million or 29.8% of retail sales in 2001 compared to $55.9 million or 31.9% of retail sales in 2000. The decrease in segment profitability as a percentage of sales for 2001 was primarily attributable to discounts associated with the sell-through of holiday merchandise in the retail business during the first quarter of 2001, a higher mix of sales associated with our fragrance of the month sales program and a higher mix of non-manufactured sales. Segment profitability for the last half of 2001 increased to 38.5% from 38.0% in the last half of 2000. The improvement in segment profitability in the last half of 2001 compared to the last half of 2000 was primarily the result of supply chain inefficiencies in the fourth quarter of 2000 that were not experienced in the fourth quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 22.0% to $38.5 million in 2001 from $31.6 million in 2000. As a percentage of net sales, general and administrative expenses increased to 10.1% from 9.3%. The increase in general and administrative expenses was primarily due to the new systems infrastructure installed in the last half of fiscal 2000, occupancy expenses associated with our new headquarters building opened in May 2001 and expenses associated with the bonus program.

RESTRUCTURING CHARGE

A restructuring charge for $8.0 million was recorded in 2001 to record costs associated with our decision to consolidate and restructure our distribution and manufacturing operations. We closed our Utah distribution facility and restructured our distribution and manufacturing work-force during 2001. Included in the restructuring charge are severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. An analysis of the restructuring reserve is as follows:

                                   Costs Paid During
                                     the Fifty-Two
                                      Weeks Ended       Accrued as of
                      Expense      December 29, 2001  December 29, 2001
                      -------      -----------------  -----------------

Occupancy              $2,635           $  781             $1,854
Employee related        2,635            2,304                331
Other                     606              606                 --
                       ------           ------             ------
  Total                $5,876           $3,691             $2,185
                       ======           ======             ======


In addition, as described above, we recorded a $2,124 pre-tax write-down of non-recoverable leasehold improvements, fixture and equipment investments at our Utah facility.

The closure of our Utah distribution facility and the restructuring of our distribution and manufacturing workforce in the first quarter of 2001 did not negatively impact our ability to execute our growth strategy in 2001, and we do not believe it will have any negative impact on our ability to execute our growth strategy in the future. In April 2001, we opened a new 256,000 square foot distribution center in South Deerfield, Massachusetts and consolidated substantially all distribution operations in this facility. We believe that our current workforce and our new distribution center (which can be expanded by up to 105,000 square feet under the existing lease) are adequate to support our current growth plans throughout all regions of North America, including our plans to increase distribution in the South and West markets.

NET OTHER EXPENSE

Net other expense was $10.9 million in 2001 compared to $16.5 million in 2000. The primary component of this expense was interest expense, which was $10.6 million in 2001 compared to $16.9 million in 2000. The decrease in interest expense was the result of the reduction in total debt outstanding from $157.5 million at December 30, 2000 to $115.0 million at December 29, 2001, and a reduction in borrowing rates resulting from decreases in the federal funds and eurodollar rates.

INCOME TAXES

The income tax provision for 2001 was $27.7 million compared to $29.0 million for 2000. The 2001 tax provision reflects an effective tax rate of 39% compared to 40% in 2000.

NET INCOME

Net income decreased 0.6% to $43.3 million in 2001 from $43.6 million in 2000. The restructuring charge recorded in 2001 reduced 2001 net income by $4.9 million.

FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000 ("2000") COMPARED TO THE FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 ("1999")

NET SALES

Net sales increased 29.3% to $338.8 million in 2000 from $262.1 million in 1999. This growth was primarily achieved by increasing the number of retail stores from 102 to 147, increasing sales in existing retail stores and catalog and Internet operations and increasing sales to wholesale customers.

Wholesale sales, including European operations, increased 17.8% to $163.5 million from $138.9 million for 1999. This growth was achieved primarily by increasing sales to existing customers. We believe that wholesale sales growth has been and will continue to be positively impacted by increased promotional spending, the addition of new wholesale locations and the anticipated growth of our European operations.

Retail sales increased 42.3% to $175.3 million in 2000 from $123.2 million for 1999. This growth was achieved primarily through the addition of 45 new stores, increased sales in existing stores and increased sales in catalog and Internet operations. Comparable store and catalog and Internet sales in 2000 increased 12.8% over 1999. Retail comparable store sales in 2000 increased 8.9% over 1999. There were 102 stores included in the comparable store base at the end of 2000, and 40 of these stores were included for less than a full year. Our continued growth in comparable store sales was attributable to the increased number and strong performance of new stores entering the comparable store base and continued sales growth in stores opened prior to 1999.

GROSS PROFIT

Gross profit increased 26.0% to $185.1 million in 2000 from $147.0 million in 1999. As a percentage of net sales, gross profit decreased to 54.6% in 2000 from 56.1% in 1999. The decrease in gross profit as a percentage of net sales was primarily due to inefficiencies in supply chain operations. In anticipation of a significantly stronger holiday selling season in the fourth quarter of 2000, we increased our logistics and manufacturing infrastructure more rapidly than was ultimately required. As a result, during the fourth quarter we incurred excess labor and support costs due to significant over-staffing in both our manufacturing and logistics operations. Other factors that contributed to the decline in gross profit as a percentage of sales were approximately $1.3 million of unexpected distribution costs incurred during the third quarter of 2000, due to shipping inefficiencies caused during the implementation of new distribution software, and the cost of operating our Salt Lake City distribution center for a full year in 2000 compared to approximately 18 weeks in 1999.

SELLING EXPENSES

Selling expenses increased 45.0% to $64.5 million in 2000 from $44.5 million in 1999. These expenses were related to both wholesale and retail operations and consist of payroll, advertising, occupancy and other operating costs. As a percentage of net sales, selling expenses were 19.0% in 2000 and 17.0% in 1999. The primary factor behind the increase in selling expense in dollars and as a percentage of sales was the increase in the number of retail stores operated by us and the resulting shift in business mix between retail and wholesale sales. Retail sales, which have higher selling expenses as a percentage of sales than wholesale sales, represented 51.7% of total sales in 2000 compared to 47.0% in 1999. The number of retail stores increased from 102 in 1999 to 147 in 2000. Selling expenses as a percentage of sales in new stores are generally higher than in stores that have been open for more than one year since fixed costs, as a percentage of sales, are higher during the early sales maturation period and since preopening costs are fully expensed in the year of opening.

SEGMENT PROFITABILITY

Segment profitability is net sales less cost of sales and selling expenses. Segment profitability for our wholesale operations, including Europe, was $64.7 million, or 39.6% of wholesale sales in 2000 compared to $59.4 million or 42.7% of wholesale sales in 1999. Segment profitability for our retail operations was $55.9 million or 31.9% of retail sales in 2000 compared to $43.1 million or 35.0% of retail sales in 1999. The decrease in wholesale and retail segment profitability as a percentage of net sales was largely attributable to inefficiencies in supply chain operations, as described above. Other factors that contributed significantly to the decline in segment profitability as a percentage of net sales were approximately $1.3 million of unexpected distribution costs incurred during the third quarter of 2000, due to shipping inefficiencies caused during the implementation of new distribution software; and the cost of operating our Utah distribution facility for a full year in 2000 compared to approximately 18 weeks in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 21.3% to $31.6 million in 2000 from $26.0 million in 1999. As a percentage of net sales, general and administrative expenses decreased to 9.3% from 9.9% in 1999. The increase in general and administrative expense in dollars was primarily attributable to our continued investment in building our organizational infrastructure. The decrease in general and administrative expenses as a percentage of net sales was attributable to our leveraging of these expenses over a larger sales base.

INCOME FROM OPERATIONS

Income from operations increased 16.6% to $89.1 million in 2000 from $76.4 million for 1999. Income from operations as a percentage of net sales decreased to 26.3% in 2000 compared to 29.1% in 1999.

NET OTHER EXPENSE

Net other expense was $16.5 million in 2000 compared to $19.2 million in 1999. The primary component of this expense was interest expense, which was $16.9 million in 2000 compared to $20.0 million in 1999. The decrease in interest expense was the result of the reduction in total debt outstanding from $187.5 million at January 1, 2000 compared to $157.5 million at December 30, 2000.

INCOME TAXES

The income tax provision for 2000 was $29.0 million compared to $22.9 million for 1999. The 2000 and 1999 tax provision reflects an effective tax rate of 40%.

NET INCOME

Net income increased 40% to $43.6 million in 2000 from $31.1 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have consistently generated positive cash flow from operations. Specifically, over the last three fiscal years the we have generated a total of approximately $200 million, including almost $87 million in 2001. These amounts have exceeded net income in all the fiscal years presented due to two factors. First, we have incurred non-cash charges for depreciation and amortization. Second, income tax expense has significantly exceeded taxes actually paid out owing to tax deductions that we continue to avail ourselves of that arose from the 1998 recapitalization. These significant tax deductions are to continue for the next eleven years. On an annual basis, this results in tax savings of approximately $11.7 million per year through 2013 assuming sufficient income to realize the full benefit of this deduction.

These internally generated cash flows have been sufficient to fund necessary capital expenditures for our expansion plans. Capital expenditures in 2001 were $26.8 million and were related to (i) the capital requirements to open 45 new stores; (ii) investments in logistics operations including the opening of a new distribution center in April 2001; (iii) information systems; and (iv) manufacturing operations. Such capital expenditures were approximately $37.1 million in 2000 and related to similar type expenditures. More specifically, 45 new stores were opened in 2000 and we undertook a significant upgrade to our information systems in that year. We anticipate that capital expenditures in 2002 will total approximately $28.0 million and will be spent in a similar manner as in 2001. We believe that we will open approximately 45 new stores in 2002.

Despite significant capital expenditures, operating cash flows have still provided sufficient cash to both fund repayments of our term loan and borrowings under our credit facility. We currently have a credit agreement with a consortium of banks that was established at the time of our initial public offering. This credit agreement provides for a maximum borrowing of $300 million and consists of a revolving credit facility for $150 million and a term loan for $150 million. We can elect to set the interest rates on all or a portion of the borrowings outstanding under the credit agreement at a rate per annum equal to
(a) the greatest of (1) the prime rate, (2) the base CD rate plus 1.00% or (3) the federal funds effective rate plus 1/2% plus a margin ranging from 0.00% to 0.75%, or (b) the eurodollar rate plus a margin ranging from 1.00% to 1.75%. The weighted-average interest rate on outstanding borrowings at December 29, 2001 was 2.94%.

Our credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain at the end of each fiscal quarter the following financial ratios as set forth in our credit agreement:

- a consolidated total debt to consolidated EBITDA ratio of no more than 3.00 to 1.00 at December 29, 2001 (at December 29, 2001 this ratio was 1.13 to 1.00) and of no more than 2.50 to 1.00 for subsequent fiscal quarters.

- a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus lease expense to the sum of consolidated cash interest expense plus lease expense) of no less than 3.50 to 1.00 at December 29, 2001 (at December 29, 2001 this ratio was 4.96 to 1.00) and of no less than 4.00 to
     1.00 for subsequent fiscal quarters.

Our credit agreement defines EBITDA generally as our consolidated net income (excluding extraordinary gains, and gains and losses from material dispositions), plus the amount of net interest expense, depreciation and amortization, income taxes, certain non-cash compensation expenses, and certain rental expenses. EBITDA as defined in our credit agreement differs from the definition of EBITDA used elsewhere herein, in that it excludes gains and losses from dispositions of material assets and non-cash compensation expense. We have included the amount of these expenses in our more conservative calculation of EBITDA used elsewhere, which calculation is therefore lower than EBITDA as used in our credit agreement.

This credit arrangement does not mature until 2004. No payments of principal are due on the revolving credit facility until this maturity date. The term loan is payable in quarterly installments ranging from $7.5 million to $9.5 million in March, June, September and December of each year commencing on December 31, 1999. As of December 29, 2001, $32.5 million was outstanding under the revolving credit facility, leaving $117.5 million in availability.

In addition to obligations to repay our long-term debt, we lease the majority of our retail stores under long-term operating leases. The following table summarizes our commitments under both our debt and lease obligations:

                                              Payments due by period (in thousands)
                                      -----------------------------------------------------
                                                 Less than                           After
Contractual obligations                 Total      1 year    1-3 years  4-5 years   5 years
-----------------------               --------   ---------   ---------  ---------   -------
Long term debt                        $115,000    $31,500    $ 83,500    $    --    $    --
Operating leases                       146,290     17,218      33,209     30,013     65,850
                                      --------    -------    --------    -------    -------

Total contractual cash obligations    $261,290    $48,718    $116,709    $30,013    $65,850
                                      ========    =======    ========    =======    =======

We believe that cash flow from operations and funds available under our credit agreement have been and will be sufficient for our working capital needs, planned capital expenditures and debt service obligations for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was required to be adopted by the Company on December 31, 2000. The effect of adopting this standard was not material to the Company's financial position, results of operations or cash flows.

In August, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement amends the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement, which excludes goodwill from its scope, establishes the methodology to be used for evaluating (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale, and (iii) long-lived assets to be disposed of by sale, for both ongoing and discontinued operations. In addition, SFAS No. 144 broadens the treatment of discontinued operations to include components of an entity rather than just segments of a business. SFAS No. 144 is required to be adopted by the Company in fiscal 2002. The Company has not completed the process of evaluating the impact that will result from adopting this statement and is therefore unable to disclose the impact that adopting SFAS No. 144 will have on our financial position and results of operations.

IMPACT OF INFLATION

We do not believe inflation has a significant impact on our operations. The prices of our products have not varied based on the movement of the consumer price index. The majority of our material and labor costs have not been materially affected by inflation.

FUTURE OPERATING RESULTS

As referenced above, there are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein. In addition to factors generally affecting the political, economic and competitive conditions in the United States and abroad, such factors include those set forth below.

IF WE FAIL TO GROW OUR BUSINESS AS PLANNED, OUR BUSINESS COULD SUFFER AND FINANCIAL RESULTS COULD DECLINE; AS WE GROW IT WILL BE DIFFICULT TO MAINTAIN OUR HISTORICAL GROWTH RATES.

We intend to continue to pursue a business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. We intend to grow internally and not by acquisition. In particular, our retail growth strategy depends in large part on our ability to open new stores in both existing and new geographic markets. Since our ability to implement our growth strategy successfully will be dependent in part on factors beyond our control, including consumer preferences and our competitive environment, we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle and giftware industries, and identify industry trends, will be critical factors in our ability to remain competitive.

We expect that, as we grow, it will become more difficult to maintain our growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower margins than our wholesale sales. Our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. In addition, if we do not effectively manage our growth, we may experience problems such as the supply chain inefficiencies that occurred in 2000 due to overstaffing in our manufacturing and logistics operations. These inefficiencies were corrected in 2001 through a workforce reduction and the closing of our Salt Lake City distribution center, but resulted in a decline in our gross profit in the last quarter of 2000 and a restructuring charge of $8 million in 2001. We cannot assure that we will continue to grow at a rate comparable to our historic growth rate or that our historic financial performance will continue as we grow.

WE FACE SIGNIFICANT COMPETITION IN THE GIFTWARE INDUSTRY. THIS COMPETITION COULD CAUSE OUR REVENUES OR MARGINS TO FALL SHORT OF EXPECTATIONS WHICH COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND OUR ABILITY TO CONTINUE TO GROW OUR BUSINESS.

We compete generally for the disposable income of consumers with other producers in the approximately $55.2 billion giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. Our products compete with other scented and unscented candle and personal care products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our retail stores compete with franchised candle store chains, specialty candle stores and gift and houseware retailers. Some of our competitors are part of large, diversified companies which have greater financial resources and a wider range of product offerings than we do. This competitive environment could adversely affect our future revenues and profits, financial condition and liquidity and our ability to continue to grow our business.

A MATERIAL DECLINE IN CONSUMERS' DISCRETIONARY INCOME COULD CAUSE OUR SALES AND INCOME TO DECLINE.

Our results depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the terrorist attacks on the United States, and the possibility of further terrorist attacks. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

BECAUSE WE ARE NOT A DIVERSIFIED COMPANY AND ARE DEPENDENT UPON ONE INDUSTRY, WE HAVE LESS FLEXIBILITY IN REACTING TO UNFAVORABLE CONSUMER TRENDS, ADVERSE ECONOMIC CONDITIONS OR BUSINESS CYCLES.

We rely primarily on the sale of premium scented candles and related products in the giftware industry. In the event that sales of these products decline or do not meet our expectations, we cannot rely on the sales of other products to offset such a shortfall. As a significant portion of our expenses is comprised of fixed costs, such as lease payments, our ability to decrease expenses in response to adverse business conditions is limited in the short term. As a result, unfavorable consumer trends, adverse economic conditions or changes in the business cycle could have a material and adverse impact on our earnings.

IF WE LOSE OUR SENIOR EXECUTIVE OFFICERS, OUR BUSINESS COULD BE DISRUPTED AND OUR FINANCIAL PERFORMANCE COULD SUFFER.

Our success is substantially dependent upon the retention of our senior executive officers. If our senior executive officers become unable or unwilling to participate in our business, our future business and financial performance could be materially affected.

MANY ASPECTS OF OUR MANUFACTURING AND DISTRIBUTION FACILITIES ARE CUSTOMIZED FOR OUR BUSINESS; AS A RESULT, THE LOSS OF ONE OF THESE FACILITIES WOULD DISRUPT OUR OPERATIONS.

Approximately 80% of our sales are generated by products we manufacture at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

SEASONAL, QUARTERLY AND OTHER FLUCTUATIONS IN OUR BUSINESS, AND GENERAL INDUSTRY AND MARKET CONDITIONS, COULD AFFECT THE MARKET FOR OUR COMMON STOCK.

Our net sales and operating results vary from quarter to quarter. We have historically realized higher net sales and operating income in our fourth quarter, particularly in our retail business, which accounts for a larger portion of our sales. We believe that this has been due primarily to an increase in giftware industry sales during the holiday season of the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, we may also experience quarterly fluctuations in our net sales and income depending on various factors, including, among other things, the number of new retail stores we open in a particular quarter, changes in the ordering patterns of our wholesale customers during a particular quarter, and the mix of products sold. Most of our operating expenses, such as rent expense, advertising and promotional expense and employee wages and salaries, do not vary directly with net sales and are difficult to adjust in the short term. As a result, if net sales for a particular quarter are below our expectations, we might not be able to proportionately reduce operating expenses for that quarter, and therefore a net sales shortfall could have a disproportionate effect on our operating results for that quarter. Further, our comparable store sales from our retail business in a particular quarter could be adversely affected by competition, economic or other general conditions or our inability to execute a particular business strategy. As a result of these factors, we may report in the future net sales, operating results or comparable store sales that do not match the expectations of market analysts and investors. This could cause the trading price of our common stock to decline. In addition, broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

OUR TWO LARGEST STOCKHOLDERS, WHO ARE AFFILIATES OF FORSTMANN LITTLE & CO., EFFECTIVELY CONTROL US AND THEIR INTERESTS MAY CONFLICT WITH THOSE OF OTHER STOCKHOLDERS.

Partnerships affiliated with Forstmann Little & Co. own approximately 63% of our outstanding common stock and effectively control us. Accordingly, they are able to:

- influence the election of our entire board of directors and, until they no longer own any shares of our common stock, they have the contractual right to nominate two directors to our board of directors,

-    control our management and policies, and

- affect the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, even where the transaction is not in the best interests of all stockholders.

They will also able to prevent or cause a change in control of Yankee Candle and may be able to amend our Articles of Organization and By-Laws. The interests of the Forstmann Little partnerships also may conflict with the interests of the other holders of common stock.

PROVISIONS IN OUR CORPORATE DOCUMENTS AND MASSACHUSETTS LAW COULD DELAY OR PREVENT A CHANGE IN CONTROL OF YANKEE CANDLE.

Our Articles of Organization and By-Laws may discourage, delay or prevent a merger or acquisition involving Yankee Candle that our stockholders may consider favorable, by:

- authorizing the issuance of preferred stock, the terms of which may be determined at the sole discretion of the board of directors,

- providing for a classified board of directors, with staggered three-year terms, and

- establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at meetings.

Massachusetts law may also discourage, delay or prevent someone from acquiring or merging with us.

THE PLEDGE OF SUBSTANTIALLY ALL OF OUR ASSETS TO SECURE OUR OBLIGATIONS UNDER OUR CREDIT AGREEMENT MAY HINDER OUR ABILITY TO OBTAIN ADDITIONAL DEBT FINANCING ON FAVORABLE TERMS.

We have pledged substantially all of our assets to secure our obligations under our credit agreement. Subject to restrictions contained in our credit agreement, we may incur additional indebtedness in the future. However, due to the pledge of our assets, a creditor lending to us on a senior unsecured basis will be effectively subordinated to our bank lenders. This could limit our ability to obtain, or obtain on favorable terms, and may make more costly additional debt financing outside of our credit agreement. While we do not expect to require additional financing prior to the expiration of our credit agreement, if we needed to do so the inability to obtain additional financing on favorable terms could adversely impact our results of operations or inhibit our ability to realize our growth strategy.

WE DO NOT CURRENTLY INTEND TO PAY DIVIDENDS ON OUR CAPITAL STOCK.

We have never paid a cash dividend on our common stock as a public company and we do not intend to pay any cash dividends in the foreseeable future. Instead we intend to retain earnings for the future operation of the business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, our financial condition, contractual and legal restrictions and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement, we may not declare or pay dividends on our common stock unless our ratio of consolidated total debt to consolidated EBITDA is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we meet this requirement, we do not currently intend to pay dividends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At December 29, 2001, we had $115.0 million outstanding under our New Credit Agreement, which bears interest at variable rates. This facility is intended to fund operating needs if necessary. Because this facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on December 29, 2001 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing a $1.2 million additional pre-tax charge or credit to the statement of operations.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. Government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. The balance of such securities at December 29, 2001 was approximately $13.1 million. Earnings from cash equivalents were approximately $45.0 for the fifty-two weeks ended December 29, 2001. Based on December 29, 2001 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $131.0 additional pre-tax credit or charge to the statement of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


Board of Directors
The Yankee Candle Company, Inc.
South Deerfield,  Massachusetts 01373

We have audited the accompanying consolidated balance sheets of The Yankee Candle Company, Inc. and subsidiaries (the "Company") as of December 30, 2000 and December 29, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Yankee Candle Company, Inc. and subsidiaries as of December 30, 2000 and December 29, 2001 and the results of their operations and their cash flows for the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Boston, Massachusetts
February 12, 2002

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    DECEMBER 30,  DECEMBER 29,
                                                        2000         2001
                                                    ------------  ------------
                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $  13,297     $  30,531
Accounts receivable less allowance of $352 at
  December 30, 2000 and $325 at December 29, 2001       17,945        23,141
Inventory                                               35,036        23,680
Prepaid expenses and other current assets                5,419         4,340
Deferred tax assets                                      3,027         3,544
                                                     ---------     ---------

     Total current assets                               74,724        85,236

PROPERTY, PLANT AND EQUIPMENT - NET                     92,875       103,975

MARKETABLE SECURITIES                                    1,072           961

CLASSIC VEHICLES                                           874           351

DEFERRED FINANCING COSTS                                 3,929         2,815

DEFERRED TAX ASSETS                                    138,061       127,029

OTHER ASSETS                                               293           917
                                                     ---------     ---------

TOTAL ASSETS                                         $ 311,828     $ 321,284
                                                     =========     =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                     $  16,133     $  19,044
Accrued interest                                         2,524           125
Accrued payroll                                          7,757         9,170
Accrued income taxes                                    12,006        14,462
Other accrued liabilities                                7,352        12,242
Current portion of long-term debt                       30,000        31,500
                                                     ---------     ---------

     Total current liabilities                          75,772        86,543

DEFERRED COMPENSATION OBLIGATION                         1,074         1,055

LONG-TERM DEBT - Less current portion                  127,512        83,500

DEFERRED RENT                                            2,303         2,082

COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 300,000 shares
  authorized; 104,061 issued; 54,499 and
  54,211 shares outstanding at December 30, 2000
  and December 29, 2001,  respectively                   1,041         1,041
Additional paid-in capital                             224,381       224,850
Treasury stock                                        (212,988)     (213,752)
Retained earnings                                       93,740       137,025
Unearned stock compensation                               (631)         (522)
Accumulated other comprehensive loss                      (376)         (538)
                                                     ---------     ---------

     Total stockholders' equity                        105,167       148,104
                                                     ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 311,828     $ 321,284
                                                     =========     =========

See notes to consolidated financial statements.

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                         FIFTY-TWO WEEKS ENDED
                                                ---------------------------------------
                                                JANUARY 1,   DECEMBER 30,  DECEMBER 29,
                                                   2000          2000          2001
                                                ----------   -----------   ------------

NET SALES                                       $ 262,075     $ 338,805     $ 379,831

COST OF SALES                                     115,119       153,667       174,107
                                                ---------     ---------     ---------

GROSS PROFIT                                      146,956       185,138       205,724
                                                ---------     ---------     ---------

OPERATING EXPENSES:
  Selling expenses                                 44,547        64,464        77,348
  General and administrative expenses              26,023        31,576        38,515
  Restructuring charge                                 --            --         8,000
                                                ---------     ---------     ---------
     Total operating expenses                      70,570        96,040       123,863
                                                ---------     ---------     ---------

INCOME FROM OPERATIONS                             76,386        89,098        81,861
                                                ---------     ---------     ---------

OTHER (INCOME) EXPENSE:
Interest income                                      (627)         (235)          (72)
Interest expense                                   19,971        16,900        10,596
Other (income) expense                               (116)         (165)          378
                                                ---------     ---------     ---------
          Total other expense                      19,228        16,500        10,902
                                                ---------     ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES           57,158        72,598        70,959

PROVISION FOR INCOME TAXES                         22,863        29,039        27,674
                                                ---------     ---------     ---------

INCOME BEFORE EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT                            34,295        43,559        43,285

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, Less income tax benefit of $2,108        3,162            --            --
                                                ---------     ---------     ---------

NET INCOME                                      $  31,133     $  43,559     $  43,285
                                                =========     =========     =========

BASIC EARNINGS PER SHARE:
  Income before extraordinary item              $    0.69     $    0.82     $    0.81
                                                =========     =========     =========
  Net income                                    $    0.62     $    0.82     $    0.81
                                                =========     =========     =========

DILUTED EARNINGS PER SHARE:
  Income before extraordinary item              $    0.66     $    0.80     $    0.79
                                                =========     =========     =========
  Net income                                    $    0.60     $    0.80     $    0.79
                                                =========     =========     =========

WEGHTED-AVERAGE BASIC SHARES OUTSTANDING           49,857        52,900        53,537
                                                =========     =========     =========

WEIGHTED-AVERAGE DILUTED SHARES OUTSTANDING        51,789        54,663        54,643
                                                =========     =========     =========

See notes to consolidated financial statements.

                  YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 FIFTY TWO-WEEKS ENDED JANUARY 1, 2000, DECEMBER 30, 2000 AND DECEMBER 29, 2001
                                 (in thousands)

                                                                                                     Accumu-
                                                                                                      lated
                                                                              Capital                 Other
                              Common Stock  Additional                       Subscrip-   Unearned    Compre-     Compre-
                            ---------------   Paid in   Treasury    Retained    tion       Stock     hensive     hensive
                            Shares   Amount   Capital     Stock     Earnings Receivable Compensation   Loss       Income     Total
                            -------  ------ ----------  ---------   -------- ---------- ------------ --------    --------   --------
BALANCE, JANUARY 1, 1999     98,005  $  980  $126,610   $(212,448)  $ 19,048  $(1,084)   $(1,698)    $      1         --   $(68,591)
Redemption of common stock       --      --        --        (540)        --       --         --           --         --       (540)
Payment of capital
  subscription receivable        --      --        --          --         --    1,084         --           --         --      1,084
Unearned stock compensation      --      --       566          --         --       --       (566)          --         --         --
Amortization of unearned
  stock compensation             --      --        --          --         --       --      1,029           --         --      1,029
Issuance of common stock
  less underwriting fees
  and other expenses          6,054      61    96,948          --         --       --         --           --         --     97,009
Tax benefits on option
  exercises                      --      --       359          --         --       --         --           --         --        359
Comprehensive income (loss):
  Net income                     --      --        --          --     31,133       --         --           --   $ 31,133     31,133
  Foreign currency
    translation loss             --      --        --          --         --       --         --          (48)       (48)       (48)
                                                                                                                --------
Comprehensive income             --      --        --          --         --       --         --           --   $ 31,085         --
                            -------  ------  --------   ---------   --------  -------    -------     --------   ========   --------

BALANCE, JANUARY 1, 2000    104,059   1,041   224,483    (212,988)    50,181       --     (1,235)         (47)               61,435
Amortization of unearned
  stock compensation             --      --        --          --         --       --        604           --         --        604
Additional expenses relative
  to 1999 issuance of
  common stock                   --      --      (102)         --         --       --         --           --         --       (102)
Comprehensive income (loss):
  Net income                     --      --        --          --     43,559       --         --           --     43,559     43,559
  Foreign currency
    translation loss             --      --        --          --         --       --         --         (329)      (329)      (329)
                                                                                                                --------
Comprehensive income             --      --        --          --         --       --         --           --   $ 43,230
                            -------  ------  --------   ---------   --------  -------    -------     --------   ========   --------

BALANCE, DECEMBER 30, 2000  104,059   1,041   224,381    (212,988)    93,740       --       (631)        (376)              105,167

Redemption of common stock       --      --        --        (764)        --       --         --           --         --       (764)
Issuance of common stock on
  option exercises                2      --         8          --         --       --         --           --         --          8
Unearned stock compensation      --      --       461          --         --       --       (461)          --         --         --
Amortization of unearned
  stock compensation             --      --        --          --         --       --        570           --         --        570
Comprehensive income (loss):
  Net income                     --      --        --          --     43,285       --         --           --     43,285     43,285
  Foreign currency
    translation loss             --      --        --          --         --       --         --         (162)      (162)      (162)
                                                                                                                --------
Comprehensive income             --      --        --          --         --       --         --           --   $ 43,123         --
                            -------  ------  --------   ---------   --------  -------    -------     --------   ========   --------

BALANCE, DECEMBER 29, 2001  104,061  $1,041  $224,850   $(213,752)  $137,025  $    --    $  (522)    $   (538)             $148,104
                            =======  ======  ========   =========   ========  =======    =======     ========              ========

See notes to consolidated financial statements.

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 FIFTY-TWO WEEKS ENDED
                                                                        ----------------------------------------
                                                                        JANUARY 1,    DECEMBER 30,  DECEMBER 29,
                                                                           2000           2000         2001
                                                                        ----------    ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  31,133      $ 43,559      $ 43,285
  Adjustments to reconcile net income to net cash
  from operating activities:
    Extraordinary loss on early extinguishment of debt                       3,162            --            --
    Depreciation and amortization                                            6,709        10,762        14,347
    Impairment                                                                  --            --         2,324
    Realized and unrealized (gain) loss on marketable securities                (4)           79            47
    Non-cash stock compensation                                              1,029           604           570
    Deferred taxes                                                          13,915        11,013        10,515
    Loss (gain) on disposal of fixed assets and classic vehicles               132          (123)          519

  Changes in assets and liabilities
    Accounts receivable, net                                                (4,817)       (4,766)       (5,240)
    Inventory                                                               (9,586)      (13,254)       11,276
    Prepaid expenses and other assets                                       (2,225)       (2,287)          275
    Accounts payable                                                         1,365         1,495         2,917
    Accrued expenses and other liabilities                                  13,776        10,228         6,127
    Deferred rent                                                              841            --            --
                                                                         ---------      --------      --------

    Net cash from operating activities                                      55,430        57,310        86,962
                                                                         ---------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (22,749)      (37,122)      (26,844)
    Proceeds from sale of property and equipment                                29            --           352
    Investments in marketable securities                                      (366)         (335)         (191)
    Proceeds from sale of marketable securities                                410            --           255
                                                                         ---------      --------      --------

    Net cash from investing activities                                     (22,676)      (37,457)      (26,428)
                                                                         ---------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments for redemption of common stock                                   (540)           --          (764)
    Proceeds from issuance of common stock on option exercises                  --            --             8
    Repayment of subordinated notes                                       (320,000)           --            --
    Net (repayments) borrowings under bank credit agreements               (33,000)           60            --
    Proceeds from the sale of common stock in 1999
    (net of fees and expenses)                                              97,009          (102)           --
    Proceeds from long term borrowings                                     228,068            --            --
    Principal payments on long-term debt                                    (7,500)      (30,000)      (42,500)
    Payments for deferred financing costs                                   (4,804)           --            --
    Proceeds from repayment of capital stock subscription receivable         1,084            --            --
                                                                         ---------      --------      --------


    Net cash from financing activities                                     (39,683)      (30,042)      (43,256)
                                                                         ---------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         87           (83)          (44)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (6,842)      (10,272)       17,234
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                30,411        23,569        13,297
                                                                         ---------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $  23,569      $ 13,297      $ 30,531
                                                                         =========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                             $  18,672      $ 16,786      $ 12,029
                                                                         =========      ========      ========
    Income taxes                                                         $     864      $ 11,656      $ 14,703
                                                                         =========      ========      ========
    Purchase of equipment by assumption of capital lease and
    lease incentives                                                     $     802      $    802      $     --
                                                                         =========      ========      ========

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FIFTY-TWO WEEKS ENDED JANUARY 1, 2000, DECEMBER 30, 2000 AND DECEMBER 29, 2001 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1. HISTORY, RECAPITALIZATION AND FINANCING

The Yankee Candle Company, Inc. and subsidiaries ("Yankee Candle" or "the Company") is the leading designer, manufacturer, wholesaler and retailer of premium scented candles in the growing giftware industry based on sales. The Company has a 32-year history of offering its distinctive products and marketing them as affordable luxuries and consumable gifts. Yankee Candle products are available in approximately 170 fragrances and include a wide variety of jar candles, Samplers (R) votive candles, pillars, tapers, tea lights, Tarts (R) wax potpourri and other candle products, marketed as Yankee Candle(R) branded products primarily under the trade names Housewarmer(R), Country Kitchen(R) and Country Classics(TM). The Company also sells a wide range of coordinated candle accessories as well as branded fragranced non-candle products including Yankee Candle Car Jars(R) air fresheners, Yankee Candle(TM) Bath personal care products and Yankee Candle sachets. The Company sells its products through several channels including wholesale customers who operate approximately 13,500 gift store locations, 192 Company-owned and operated retail stores in 39 states as of December 29, 2001, direct mail catalogs, its Internet website (www.yankeecandle.com), international distributors and its distribution center located in the United Kingdom.

On July 1, 1999, the Company sold 6,000,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange.

The proceeds to the Company from its initial public offering, after deducting underwriting fees and other expenses, were approximately $97,000. On July 7, 1999, the Company used these proceeds, together with $220,000 of bank borrowings under a new credit facility (described in Note 6), and available cash to redeem $320,000 aggregate principal amount of outstanding Subordinated Debentures that had initially arisen as part of the recapitalization of the Company in 1998 (the "1998 recapitalization"). The redemption of these subordinated debentures resulted in an extraordinary charge to the statement of operations of $3,162, net of tax $(0.07) and $(0.06) per basic and diluted share, respectively. These charges related to the write-off of financing fees that had previously been deferred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The fiscal year is the 52 or 53 weeks ending the Saturday closest to December 31. All years presented are 52 weeks in length. In some instances, the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001 are referred to as fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

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

REVENUE RECOGNITION - The Company sells its products directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale while revenue from wholesale customers is recognized when shipped. The Company believes that these are the times when persuasive evidence of an arrangement exists, delivery has occurred, the Company's price is fixed and collectibility is reasonably assured. Customers, be they retail or wholesale, do have the right to return product in certain limited situations. Such right of returns have not precluded revenue recognition because the Company has a long history with such returns on which it constructs a reserve.

The Company also sells gift certificates and gift cards. At the point of sale of gift certificates and gift cards, the Company records a deferred liability. Revenue is recorded upon the redemption of the certificates and gift cards.

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

The marketable securities held in this plan consist of investments in mutual funds at December 30, 2000 and December 29, 2001. Unrealized gains (losses) included in earnings during the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001 were $4, $(79) and $(58), respectively. Gains of $44, $0 and $11 were realized during the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

INVENTORIES - Inventories are stated at the lower of cost or market on a last-in, first-out ("LIFO") basis. In fiscal 2001, the liquidation of certain LIFO layers decreased cost of sales by $171. There were no such liquidations in fiscal 1999 or fiscal 2000.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated on the straight-line method based on the estimated useful lives of the various assets. The estimated useful lives are as follows:

           Buildings and improvements        5 to 40 years
           Computer equipment                 2 to 5 years
           Furniture and fixtures            5 to 10 years
           Equipment                              10 years
           Vehicles                                5 years

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated life of the improvement or the remaining life of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.

DEFERRED FINANCING COSTS - The Company amortizes deferred financing costs using the effective-interest method over the life of the related debt. Accumulated amortization was $2,139 and $3,253 at December 30, 2000 and December 29, 2001, respectively.

TRADEMARKS - Trademarks are recorded at cost and amortized over 15 years. Cost of trademarks, included in other assets at December 30, 2000 and December 29, 2001, was $231. Accumulated amortization was $101 and $116, at December 30, 2000 and December 29, 2001, respectively.

CLASSIC VEHICLES - Prior to 1998, the Company had invested in certain vehicles, which were displayed in its car museum. These vehicles are stated at cost, with no provision for depreciation, since their useful lives were indeterminable. During the year ended December 29, 2001, the Company closed the car museum and began the process of selling the classic vehicles. The vehicles that were sold in fiscal 2001 resulted in a loss of $82. The Company has recorded an impairment charge of $200 to reduce the carrying value of the remaining vehicles to the estimated net realizable value at December 29, 2001. During the year ended January 1, 2000 and December 30, 2000, there were no adjustments to the carrying value of these vehicles.

ADVERTISING - The Company expenses the costs of advertising as they are incurred. Advertising expense was $2,876, $4,448 and $4,869 for the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

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

INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The provision for income taxes in the consolidated statements of operations is the actual computed tax obligation or receivable for the period, plus or minus the change during the period in deferred income tax assets and liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS - At December 29, 2001, the estimated fair values of all financial instruments approximate their carrying amounts in the consolidated balance sheets due to (i) the short-term maturity of certain instruments or (ii) the floating interest rate associated with certain instruments which have the effect of repricing such instruments regularly.

EARNINGS PER SHARE - SFAS No. 128, "Earnings Per Share," requires two presentations of earnings per share, "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The denominator in the calculation is based on the following weighted-average number of common shares:

                                                 JANUARY 1,    DECEMBER 30,   DECEMBER 29,
                                                    2000           2000            2001
                                                 ----------    ------------   ------------
Basic                                            49,857,000     52,900,000     53,537,000
Add:
   Contingently returnable shares                 1,666,000      1,581,000        795,000
   Shares issuable pursuant to option grants        266,000        182,000        311,000
                                                 ----------     ----------     ----------
Diluted                                          51,789,000     54,663,000     54,643,000
                                                 ----------     ----------     ----------

At December 29, 2001, 79,000 contingently returnable shares were excluded from the computation of diluted earnings per share due to the antidilutive effect.

NEWLY ISSUED ACCOUNTING STANDARDS - In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was required to be adopted by the Company on December 31, 2000. The effect of adopting this standard was not material to the Company's financial position, results of operations or cash flows.

In August, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement amends the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement, which excludes goodwill from its scope, establishes the methodology to be used for evaluating (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale and (iii) long-lived assets to be disposed of by sale, for both ongoing and discontinued operations. In addition, SFAS No. 144 broadens the treatment of discontinued operations to include components of an entity rather than just segments of a business. SFAS No. 144 is required to be adopted by the Company in fiscal 2002. The Company has not completed the process of evaluating the impact that will result from adopting this statement and is therefore unable to disclose the impact that adopting SFAS No. 144 will have on its financial position and results of operations.

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

3.   INVENTORIES

The components of inventory were as follows:

                                                           DECEMBER 30,   DECEMBER 29,
                                                              2000            2001
                                                           -----------    ------------
Inventory at FIFO, which approximated replacement value:

Finished goods .........................................     $ 27,461      $ 19,523
Work-in-process ........................................           15           275
Raw materials and packaging ............................        8,334         4,485
                                                             --------      --------
                                                               35,810        24,283

Less LIFO adjustment ...................................         (774)         (603)
                                                             --------      --------
                                                             $ 35,036      $ 23,680
                                                             ========      ========

4.   PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

                                                          DECEMBER 30,     DECEMBER 29,
                                                             2000              2001
                                                          -----------      ------------

Land and improvements ..............................       $   4,780        $   4,780
Buildings and improvements .........................          53,144           61,228
Computer equipment .................................          18,071           22,646
Furniture and fixtures .............................          16,621           23,951
Equipment ..........................................          20,982           26,051
Vehicles ...........................................           1,110              890
Construction in progress ...........................           6,375            4,051
                                                           ---------        ---------

Total ..............................................         121,083          143,597

Less: accumulated depreciation and amortization ....         (28,208)         (39,622)
                                                           ---------        ---------
                                                           $  92,875        $ 103,975
                                                           =========        =========

Depreciation expense was $5,702, $9,552 and $13,061 for the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively. $229, $566 and $438 of interest was capitalized in the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

5.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances aggregated $6,774 and $27,478 at December 30, 2000 and December 29, 2001, respectively.

The Company extends credit to its wholesale customers. For the fifty-two weeks ended December 29, 2001, the Company had a significant customer that accounted for approximately 2.0% of sales and 16.0% of accounts receivable, respectively. For the fifty-two weeks ended January 1, 2000 and December 30, 2000 no single customer accounted for more than 3.0% of total sales nor did any such customer account for more than 6.0% of the outstanding receivable balance for the fifty-two weeks ended December 30, 2000.

6.   LONG-TERM DEBT

Long term debt is summarized as follows:

                                   December 30,   December 29,
                                      2000           2001
                                   -----------    ------------

     Term loan                      $112,500       $ 82,500
     Revolving line of credit         45,012         32,500
                                    --------       --------

                                     157,512        115,000

     Less current portion             30,000         31,500
                                    --------       --------

     Non-current portion            $127,512       $ 83,500
                                    ========       ========

In connection with the 1998 recapitalization, the Company issued $320,000 of Subordinated Debentures. The Subordinated Debentures bore interest at 6 3/4%, which was payable semiannually in May and November commencing on November 30, 1998. These debentures were repaid with proceeds from the Company's initial public offering and its new credit agreement in July 1999 (see Note 1).

In April 1998, the Company entered into a credit agreement with a consortium of banks. This facility was terminated at the time that the New Credit Agreement described below was executed.

In July 1999, the Company entered into a new credit agreement with a consortium of banks (the "New Credit Agreement"). The New Credit Agreement provided for a maximum borrowing of $300,000 and consists of a revolving credit facility for $150,000 and a term loan for $150,000. Borrowings of $220,000 under the New Credit Agreement were used together with net proceeds from the initial public offering (see Note 1) to redeem the aggregate principal amount of Subordinated Debentures. The New Credit Agreement matures on July 7, 2004, with any outstanding amounts due on that date; no payments of principal are due on the revolving credit facility until this maturity date. The term loan is payable in quarterly installments ranging from $7,500 to $9,500 in March, June, September and December of each year commencing on December 31, 1999. The New Credit Agreement is collateralized by substantially all of the assets of the Company. As of December 30, 2000 and December 29, 2001, the unused portion of the revolving credit facility was $104,988 and $117,500, respectively.

The Company is required to pay a commitment fee on the average daily unutilized portion of the revolving credit facility at a rate ranging from 1/4% to 3/8% per annum. The Company may elect to set the interest rate on all or a portion of the borrowings outstanding under the New Credit Agreement at a rate per annum equal to (a) the greatest of (1) the prime rate, (2) the base CD rate plus 1.00% or
(3) the federal funds effective rate plus 1/2% plus a margin ranging from 0.00% to 0.75%, or (b) the eurodollar rate plus a margin ranging from 1.00% to 1.75%. The weighted-average interest rate on outstanding borrowings at December 29, 2001 was 2.94%.

The New Credit Agreement includes restrictions as to, among other things, the amount of additional indebtedness, contingent obligations, liens, investments, asset sales and capital expenditures and requires the maintenance of minimum levels of interest coverage. It also includes a restriction for the payment of dividends. None of the restrictions contained in the New Credit Agreement are expected to have a significant effect on the ability of the Company to operate. As of December 29, 2001, the Company was in compliance with all financial and operating covenants under the New Credit Agreement.

Aggregate annual maturities of long-term debt are as follows:

                Long-term
     YEAR          Debt
     ----       ---------
     2002        $ 31,500
     2003          32,000
     2004          51,500
                 --------

     Total       $115,000
                 ========

7. RESTRUCTURING CHARGE

A restructuring charge for $8.0 million was recorded in fiscal 2001 to record costs associated with the Company's decision to consolidate and restructure its distribution and manufacturing operations. The Company closed its Utah distribution facility and restructured its distribution and manufacturing work-force during fiscal 2001. Included in the restructuring charge are severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expense, net of anticipated sub-lease income. As a result of this consolidation and restructuring, the Company terminated approximately 450 manufacturing and logistics employees. An analysis of the restructuring reserve is as follows:

                                       Costs Paid During
                                      the Fifty-Two Weeks
                                       Ended December 29,     Accrued as of
                           Expense           2001           December 29, 2001
                           -------    -------------------   -----------------

     Occupancy              $2,635           $  781               $1,854
     Employee related        2,635            2,304                  331
     Other                     606              606                   --
                            ------           ------               ------
       Total                $5,876           $3,691               $2,185
                            ======           ======               ======

In addition, as described above, the Company recorded a $2,124 pre-tax write-down of non-recoverable leasehold improvements, fixture and equipment investments at its Utah facility.

8.   PROVISION FOR INCOME TAXES

Income tax expense, exclusive of that relating to extraordinary items, consists of the following:

                                        Fifty-two weeks ended
                                ---------------------------------------
                                January 1,   December 30,  December 29,
                                   2000         2000          2001
                                ----------   ------------  ------------
Federal:
  Current                        $ 7,881       $15,977       $15,552
  Deferred                        12,263         9,655         9,530
                                 -------       -------       -------
Total federal                     20,144        25,632        25,082
                                 -------       -------       -------
State:
  Current                          1,067         2,049         1,607
  Deferred                         1,652         1,358           985
                                 -------       -------       -------
Total state                        2,719         3,407         2,592
                                 -------       -------       -------
Total income tax provision       $22,863       $29,039       $27,674
                                 =======       =======       =======

In connection with the 1998 recapitalization, an election was made for federal and state income tax purposes to value the assets and liabilities of the Company at fair value. As a result of such election, there is a difference between the financial reporting and tax bases of the Company's assets and liabilities. This difference was accounted for by recording a deferred tax asset of approximately $175,700 with a corresponding credit to additional paid-in capital. The deferred tax asset will be realized as these differences, including tax goodwill, are deducted, principally over a period of 15 years. In the opinion of management, the Company will have sufficient profits in the future to realize the deferred tax asset.

The tax effect of significant items comprising the Company's net deferred tax assets (liabilities) are as follows:

                                                                     December 30, 2000                December 29, 2001
                                                                  -------------------------       -------------------------
                                                                  Current       Non-current       Current       Non-current
                                                                  --------      -----------       --------      -----------
Deferred tax assets:
   Basis differential as a result of a basis stepup for tax       $     --       $ 140,630        $     --       $ 132,502
   Foreign net operating loss carryforwards                             --           1,090              --           2,006
   Deferred compensation arrangements                                  426              --             412              --
   Employee benefits                                                 1,765              --           1,009              --
   Restructuring accrual                                                --              --             853              --
   Other                                                               836             590           1,270            (917)
   Valuation allowance                                                  --          (1,090)             --          (2,006)
Deferred tax liabilities - fixed assets                                 --          (3,159)             --          (4,556)
                                                                  --------       ---------        --------       ---------
                                                                  $  3,027       $ 138,061        $  3,544       $ 127,029
                                                                  ========       =========        ========       =========


A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

                                                   Fifty-two weeks ended
                                            ------------------------------------
                                            January 1, December 30, December 29,
                                               2000        2000          2001
                                            ---------- ------------ ------------

Statutory federal income tax rate ..........    35%        35%        35%
State income taxes net of federal benefit ..     4          4          4
Other ......................................     1          1         --
                                                --         --         --
                                                40%        40%        39%
                                                ==         ==         ==

At December 29, 2001, the Company has foreign net operating loss carryforwards totaling approximately $6,700. These net operating losses have been fully reserved.

9.   PROFIT SHARING PLAN

The Company maintains a profit sharing/salary reduction plan under section 401(k) of the Internal Revenue Code. Employer matching contributions amounted to $425, $570 and $607 for the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively. The Company, at its discretion, may also make annual profit sharing contributions to the plan. There were no profit sharing contributions in fiscal 1999, 2000 and 2001, respectively.

10.  DEFERRED COMPENSATION

The Company has a deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees' compensation up to a maximum of $20 per employee per year. Employer contributions amounted to $100, $0 and $90 for fiscal 1999, 2000 and 2001, respectively. Benefits under the plan will be paid in a lump sum upon termination of the plan or termination of employment. Benefits paid to retired employees during fiscal 2000 and 2001 were $0 and $255, respectively.

11.  CONTINGENCIES

The Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

12.  STOCKHOLDERS' EQUITY

CAPITAL STOCK - As of December 30, 2000 and December 29, 2001, the Company had 104,061,000 shares of common stock (par value $.01) issued. In connection with the 1998 recapitalization, the Company redeemed approximately 49,560,000 shares of common stock. These shares were held in treasury at December 30, 2000 and December 29, 2001.

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

Options to purchase common stock were granted to key employees and directors of the Company in 1998 (the "1998 Plan"). The options granted under the 1998 Plan were "nonqualified" for tax purposes. For financial reporting purposes, the award of the right to purchase stock and the grant of options, in certain cases, were considered to be below the fair value of the stock at the time of grant. The fair value was determined based on an appraisal conducted by an independent appraisal firm as of the relevant dates. The differences between fair value and the purchase price or the exercise price is being charged to compensation expense over the relevant vesting period - generally between three and five years. In the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001, such expense aggregated $1,029, $604 and $570, respectively. In addition to the options granted above, the Company adopted the 1999 Employee Stock Option and Award Plan in June, 1999 (the "1999 Plan"). The 1999 plan provides for the grant of incentive stock options intended to qualify under
Section 422 of the Internal Revenue Code and nonqualified options. Both of these options generally have an exercise price equal to the fair market value of the stock on the date of grant, vest gradually over a five-year period and expire after 10 years.

A summary of the status of option grants and changes during the period ending on that date are presented below:

                                                                                          Weighted
                                                                            Weighted      Average
                                                                             Average       Grant
                                                                            Exercise       Date
                                                          Range of            Price        Fair
                                        Options        Exercise Prices      Per Share      Value
                                       ---------       ---------------      ---------     -------

Outstanding at January 1, 1999           427,493        $        4.25       $    4.25     $    --

Granted                                  153,546         4.25 - 18.00           12.55        9.09
Forfeited                                (24,428)                4.25            4.25         --
                                       ---------        -------------       ---------     -------

Outstanding at January 1, 2000           556,611         4.25 - 18.00            6.44          --

Granted                                  161,500        11.875-21.125           16.40       11.56
Forfeited                                     --                   --              --          --
                                       ---------        -------------       ---------     -------

Outstanding at December 30, 2000         718,111          4.25-21.125            8.76          --

Granted                                  691,500          13.17-17.92           14.41        6.34
Exercised                                 (1,953)                4.25            4.25          --
Forfeited                                 (9,177)         4.25-21.125           15.72          --
                                       ---------        --------------      ---------     -------

Outstanding at December 29, 2001       1,398,481        $4.25-$21.125       $   11.51          --
                                       =========        =============       =========

Under the existing stock option plans, there are 1,629,376 shares available for future grants at December 29, 2001. At December 29, 2001, options were exercisable for 380,626 shares of common stock at a weighted average exercise price of $8.88 per share.

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

The following weighted-average assumptions were used to compute the pro forma results of operations that reflect grants in fiscal 2000 and 2001 under the 1999 Plan, and in fiscal 1999 under both the 1998 and the 1999 plans:

                                     1999         2000         2001
                                    ------       ------      -------
     Volatility                         52%          85%         50%
     Dividend yield                      0%           0%          0%
     Risk free interest rate          5.30%        5.70%       1.69%
     Expected lives                 5 years      5 years     5 years

If compensation cost for stock option grants had been determined based on the fair value on the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and earnings per share for the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001 would have been $30,847 or $0.62 per basic share and $0.60 per diluted share, $42,766 and $0.81 per basic share and $0.78 per diluted share and $40,985 or $0.77 per basic share and $0.75 per diluted share, respectively.

The following table summarizes information about the Company's stock options outstanding at December 29, 2001:

                                                               Average
          Range of          Options          Options          Remaining
      Exercise Prices     Outstanding      Exercisable       Life (Years)
      ---------------     -----------      -----------       ------------


           $4.25            456,481          246,644             6.54
        11.875-16.20        642,500           20,625             9.21
       16.87 - 18.00        220,500           93,857             8.75
           21.125            79,000           19,500             8.42
      ---------------      ---------         -------             ----

      $4.25 - $21.125      1,398,481         380,626             8.22
      ===============      =========         =======             ====


13.  COMMITMENTS

The Company leases most store locations, its corporate office building, distribution facilities and a number of vehicles. The operating leases, which expire in various years through 2016, contain renewal options in favor of the Company ranging from six months to five years and provide for base rentals plus contingent rentals thereafter, which are a function of sales volume. In addition, the Company is required to pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Furthermore, several facility leases contain rent escalation clauses.

The aggregate annual future minimum lease commitments under operating leases as of December 29, 2001 are as follows:

                                       Operating
                                        Leases

       2002                           $ 17,218
       2003                             16,931
       2004                             16,278
       2005                             15,767
       2006                             14,246
       Thereafter                       65,850
                                        ------

       Total minimum lease payments   $146,290
                                      ========

Rent expense, including contingent rentals, for the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001 was approximately $5,734, $9,348 and $13,583, respectively. Included in rent expense were contingent rental payments of approximately $1,119, $1,403 and $1,368, for the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

14.  SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

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

The following are the relevant data for the fifty-two weeks ended January 1, 2000, December 30, 2000 and December 29, 2001:

                                                                                            BALANCE PER
                                                                           UNALLOCATED/     CONSOLIDATED
                                                                            CORPORATE/        FINANCIAL
FIFTY-TWO WEEKS ENDED JANUARY 1, 2000           RETAIL       WHOLESALE        OTHER          STATEMENTS

Net Sales                                      $123,185       $138,890       $     --        $ 262,075
Gross Profit                                     81,507         65,449             --          146,956
Operating Margin                                 43,047         59,362        (26,023)          76,386
Unallocated costs                                    --             --        (19,228)         (19,228)
Income before provision for income taxes             --             --             --           57,158

FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000

Net Sales                                      $175,261       $163,544       $     --        $ 338,805
Gross Profit                                    112,281         72,857             --          185,138
Operating Margin                                 55,936         64,738        (31,576)          89,098
Unallocated costs                                    --             --        (16,500)         (16,500)
Income before provision for income taxes             --             --             --           72,598

FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001

Net Sales                                      $211,707       $168,124       $     --        $ 379,831
Gross Profit                                    131,964         73,760             --          205,724
Operating Margin                                 63,000         65,376        (46,515)          81,861
Unallocated costs                                    --             --        (10,902)         (10,902)
Income before provision for income taxes             --             --             --           70,959


15. Valuation and Qualifying Accounts

                                            BALANCE AT       CHARGED TO COSTS AND   DEDUCTIONS FROM    BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS         BEGINNING OF YEAR          EXPENSES             RESERVES       END OF YEAR
                                        -----------------    --------------------   ---------------    -----------
YEAR ENDED JANUARY 1, 2000
   Allowance for doubtful accounts              450                  76                 (201)             325

YEAR ENDED DECEMBER 30, 2000:
   Allowance for doubtful accounts              325                 124                  (97)             352

YEAR ENDED DECEMBER 29, 2001:
   Allowance for doubtful accounts              352                 332                 (359)             325

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

16. Quarterly Financial Data (unaudited)


                                                        FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000
                                         ----------------------------------------------------------------
                                         April 1            July 1        September 30        December 30
                                         --------          --------       ------------        -----------
                                                 (Dollars in Thousands, Except per Share Data)

Net sales                                $ 63,490          $ 58,179          $ 75,747          $ 141,389
Cost of goods sold                         29,080            26,904            35,706             61,977
                                         --------          --------          --------          ---------

Gross profit                               34,410            31,275            40,041             79,412
Selling expenses                           13,143            14,462            15,832             21,027
General and administrative expenses         7,786             7,690             8,145              7,955
                                         --------          --------          --------          ---------

Income from operations                     13,481             9,123            16,064             50,430
Interest income                               (67)              (44)              (39)               (85)
Interest expense                            3,845             4,137             4,379              4,539
Other (income) expense                         54               (19)              (21)              (179)
                                         --------          --------          --------          ---------

Income before provision for income taxes    9,649             5,049            11,745             46,155
Provision for income taxes                  3,859             2,020             4,698             18,462
                                         --------          --------          --------          ---------

Net income                               $  5,790          $  3,029          $  7,047          $  27,693
                                         ========          ========          ========          =========

BASIC EARNINGS PER SHARE                 $   0.11          $   0.06          $   0.13          $    0.52
                                         ========          ========          ========          =========

DILUTED EARNINGS PER SHARE               $   0.11          $   0.06          $   0.13          $    0.51
                                         ========          ========          ========          =========

                                                          FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001
                                              ----------------------------------------------------------------
                                              March 31          June 30         September 29       December 29
                                              --------          --------        ------------       -----------
                                                      (Dollars in Thousands, Except per Share Data)

Net sales                                     $ 75,320          $ 62,230          $ 84,939          $ 157,342
Cost of goods sold                              38,015            30,132            39,910             66,050
                                              --------          --------          --------          ---------

Gross profit                                    37,305            32,098            45,029             91,292
Selling expenses                                17,175            17,157            18,657             24,359
General and administrative expenses              9,191             9,654            10,093              9,577
Restructure charge                               8,000                --                --                 --
                                              --------          --------          --------          ---------

Income from operations                           2,939             5,287            16,279             57,356
Interest income                                    (42)              (18)               (4)                (8)
Interest expense                                 3,376             2,996             2,401              1,823
Other (income) expense                            (102)              (27)               28                479
                                              --------          --------          --------          ---------

Income (loss) before provision for (benefit
   from) income taxes                             (293)            2,336            13,854             55,062
Provision for (benefit from) income taxes         (114)              911             5,403             21,474
                                              --------          --------          --------          ---------

Net income (loss)                             $   (179)         $  1,425          $  8,451          $  33,588
                                              ========          ========          ========          =========

BASIC EARNINGS PER SHARE                      $   0.00          $   0.03          $   0.16          $    0.63
                                              ========          ========          ========          =========

DILUTED EARNINGS PER SHARE                    $   0.00          $   0.03          $   0.16          $    0.62
                                              ========          ========          ========          =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be held on June 12, 2002 (the "Proxy Statement") and the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

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

          Independent Auditors' Report
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedule

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

3.   Exhibits

The exhibits are listed below under Part IV, Item 14(c) of this Report.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 29, 2001.

(c)  Exhibits

See the exhibits index accompanying this filing.

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

10.14 Employment Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Craig W. Rydin.**

10.15 Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Michael D. Parry.***

10.16 Employment Letter Agreement dated August 31, 2000 between The Yankee Candle Company, Inc. and Paul J. Hill.***

10.17 Employment Letter Agreement dated May 2, 2001 between The Yankee Candle Company, Inc. and Harlan Kent.***

23.2   Consent of Deloitte and Touche LLP***

----------------------------

* Incorporated by reference from the Company's Registration Statements on Form S-1 (File No. 333-76397)

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2001.

***    Filed herewith

+      Management compensation contract/plan

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.


                                       The Yankee Candle Company, Inc.


                                       By /s/ CRAIG W. RYDIN
                                         -------------------------------------
                                         Craig W. Rydin


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 29, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                        Capacity


/s/ MICHAEL J. KITTREDGE           Chairman of the Board of Directors
---------------------------
Michael J. Kittredge


/s/ CRAIG W. RYDIN                 President, Chief Executive Officer and
---------------------------        Director
Craig W. Rydin                     (Principal Executive Officer)


/s/ ROBERT R. SPELLMAN             Senior Vice President, Finance and
---------------------------        Chief Financial Officer
Robert R. Spellman                 (Principal Financial Officer)


/s/ GERALD F. LYNCH                Vice President, Controller
----------------------------       (Principal Accounting Officer)
Gerald F. Lynch


/s/ THEODORE J. FORSTMANN          Director
----------------------------
Theodore J. Forstmann

/s/ DALE F. FREY                   Director
----------------------------
Dale F. Frey


/s/ SANDRA J. HORBACH              Director
----------------------------
Sandra J. Horbach


/s/ JAMIE C. NICHOLLS              Director
----------------------------
Jamie C. Nicholls


/s/ MICHAEL S. OVITZ               Director
----------------------------
Michael S. Ovitz


/s/ RONALD L. SARGENT              Director
----------------------------
Ronald L. Sargent


/s/ EMILY WOODS                    Director
----------------------------
Emily Woods