Form 10-K/A
period 2001-12-29
YANKEE CANDLE CO INC
filed 2002-04-10
CIK 1084242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


|X| AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     Based on the closing sale price of $23.05 per share on March 26, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $331,388,767.

     On March 26, 2002 there were outstanding 54,210,901 shares of the Registrant's Common Stock.

    Documents incorporated by reference:    None.


================================================================================

     This Amendment No. 1 on Form 10-K/A amends and restates in their entirety Items 10, 11, 12 and 13 of the Annual Report on Form 10-K for the fiscal year ending December 29, 2001 (the "Annual Report") filed by The Yankee Candle Company, Inc. (sometimes referred to herein as "Yankee Candle", the "Company", "we" and "us") with the United States Securities and Exchange Commission ("SEC") on March 29, 2002.

     In the Annual Report, the information required by Items 10, 11, 12 and 13 was incorporated by reference from the Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be held on June 12, 2002 (the "Proxy Statement"), which Proxy Statement was to be filed within thirty (30) days following the date of the filing of the Annual Report. However, on February 26, 2002 the Company filed with the SEC a Registration Statement on Form S-3, as amended by Amendment No. 1 filed on March 22, 2002 and Amendment No. 2 filed on April 1, 2002 (as so amended, the "Registration Statement"), for the sale by certain selling stockholders of the Company of up to 14,375,000 shares of the Company's common stock (the "Proposed Offering"). The Company anticipates that the Registration Statement will become effective prior to the earliest date on which the Company may file its Proxy Statement. Accordingly, because the Registration Statement cannot become effective until such time as the information required by Items 10, 11, 12 and 13 has been either included in the Annual Report or incorporated by reference therein by filing the Proxy Statement, the Company is filing this Amendment No. 1 on Form 10-K/A to incorporate the required information into the Company's Annual Report.

     THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL RESULTS OF OPERATIONS.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K is incorporated by reference herein.


DIRECTORS

     The Company's Board of Directors is divided into three classes, with members of each class holding office for staggered three-year terms. At its 2002 Annual Meeting of Stockholders, the Company will be electing three Class III directors.

     Currently there are three Class I directors, whose terms expire at the Annual Meeting of Stockholders following the fiscal year ending December 28, 2002, three Class II directors, whose terms expire at the Annual Meeting of Stockholders following the fiscal year ending January 3, 2004, and three Class III directors, whose terms expire at the 2002 Annual Meeting to be held on June 12, 2002 (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). A director may only be removed with cause by the affirmative vote of the holders of a majority of the outstanding shares of capital stock entitled to vote in the election of directors. Each of the Forstmann Little partnerships (Equity-V and MBO-VI) has a contractual right, for so long as it owns any shares of the Company's Common Stock, to designate a nominee for election to the Board of Directors, and the Company is obligated to solicit proxies in favor of such nominee and to use reasonable efforts to cause such person to be elected as a director.

     Set forth below are the names and certain information with respect to each director of the Company.

     CLASS I DIRECTORS

     THEODORE J. FORSTMANN has been a director of the Company since April 1999. Mr. Forstmann has been a general partner of FLC XXIX Partnership, L.P., a general partner of Forstmann Little & Co., since he co-founded Forstmann Little & Co. in 1978. He also serves as a director of McLeodUSA Incorporated, Community Health Systems, Inc. and Citadel Communications Corporation. Mr. Forstmann is 62 years old.

     MICHAEL S. OVITZ has been a director of the Company since April 1999. In August 1998, Mr. Ovitz co-founded Artists Management Group, a management/production/multi-media company in which he continues to serve as a Principal. From October 1995 to December 1996, Mr. Ovitz was President of The Walt Disney Company. From 1975 to 1995, Mr. Ovitz served as chairman of Creative Artists Agency, which he co-founded. He also serves as a director of Loudcloud, Inc. Mr. Ovitz is 55 years old.

     JAMIE C. NICHOLLS has been a director of the Company since June 2000. Ms. Nicholls has been a general partner of FLC XXIX Partnership, L.P., a general partner of Forstmann Little & Co., since January 2000. Ms. Nicholls joined Forstmann Little & Co. as an associate in 1995. Prior to joining Forstmann Little & Co., she was an associate in Goldman, Sachs & Co.'s principal investment area from 1993 to 1995. Ms. Nicholls is 35 years old.

     CLASS II DIRECTORS

     MICHAEL J. KITTREDGE is the Chairman of the Board and the founder of the Company. He served as a director until April 1998 and was re-elected as a director of the Company in April 1999. Mr. Kittredge served as Chairman and Chief Executive Officer from July 1996 until November 1998 when he relinquished the position of Chief Executive Officer. Prior to July 1996, Mr. Kittredge served as Chairman, President, Treasurer and Clerk. He has been honored several times by the United States Small Business Administration (S.B.A.), once in 1985 as the winner of the "Entrepreneurial Success Award," and again in 1986 as the "Businessman of the Year" for Massachusetts and the New England region. In 1996, Mr. Kittredge received USA Today's and Ernst & Young's Retail Entrepreneur of the Year Award. Mr. Kittredge is 50 years old.

     RONALD L. SARGENT has been a director of the Company since May 1999. Mr. Sargent is currently the Chief Executive Officer of Staples, Inc., an office products company, after serving as President and Chief Operating Officer since November 1998. Prior to that time, he served in various capacities since joining Staples in March 1989, including President - North American Operations from October 1997 to November 1998, President - Staples Contract & Commercial from June 1994 to October 1997, and Vice President - Staples Direct and Executive Vice President - Contract & Commercial from September 1991 until June 1994. Mr. Sargent also serves as a director of Staples, Inc. Mr. Sargent is 46 years old.

     DALE F. FREY has been a director of the Company since June 2001. Mr. Frey, now retired, served as Chairman of the Board and President of General Electric Investment Corp. from 1984 through 1997. He also served as Vice President and Treasurer of General Electric Company from 1980 to 1984 and again from 1986 to 1994. Mr. Frey is also a director of Praxair, Inc., Roadway Express Inc., Aftermarket Technology Corp., Community Health Systems, Inc., and McLeodUSA Incorporated. Mr. Frey is 69 years old.

     CLASS III DIRECTORS

     SANDRA J. HORBACH has been a director of the Company since May 1998. She has been a general partner of FLC XXIX Partnership, L.P. since 1993. She also serves as a director of Community Health Systems, Inc., XO Communications, Inc. and Citadel Communications Corporation. Ms. Horbach is 41 years old.

     EMILY WOODS has been a director of the Company since April 1999. She is the Chairman and co-founder of J. Crew Group, Inc., an apparel company, where she has been employed since 1983. Ms. Woods is 40 years old.

     CRAIG W. RYDIN has been a director of the Company since April 2001. Mr. Rydin joined the Company in April 2001 and serves as the President and Chief Executive Officer. Prior to joining the Company, Mr. Rydin was the President of the Away From Home food services division of Campbell Soup Company, a position he had held since 1998. From 1996 to 1998 Mr. Rydin served as the President of the Godiva Chocolates division of Campbell. Prior to Godiva, Mr. Rydin had held a number of senior management positions at Pepperidge Farm, Inc., also a part of Campbell. Mr. Rydin is 50 years old.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and holders of more than 10% of its outstanding Common Stock to file with the SEC initial reports of ownership of the Company's Common Stock and other equity securities on a Form 3 and reports of changes in such beneficial ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the Company's records and written representations by the persons required to file such reports, except as set forth in the following sentence the filing requirements of Section 16(a) were satisfied on a timely basis with respect to the Company's most recent fiscal year. Michael J. Kittredge inadvertently failed to file a Form 4 on a timely basis in connection with the sale in December 2001 of 600 shares of the Company's Common Stock held in trust for his minor son. A Form 5 with respect to this sale was filed in February 2002.



ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors who are neither executive officers of the Company nor general partners in the Forstmann Little partnerships have been granted options to purchase Common Stock in connection with their election to the Board of Directors of the Company. Mr. Michael S. Ovitz and Ms. Emily Woods each received options to purchase 48,857 shares of the Company's Common Stock at $4.25 per share in 1998. These options vested ratably over a three-year period and are now fully vested. Mr. Ronald L. Sargent received an option to purchase 48,857 shares of Common Stock at $18.00 per share in 1999. This option to purchase shares is immediately exercisable. Mr. Dale F. Frey received an option to purchase 20,000 shares of the Company's Common Stock at $16.20 per share in 2001. This option vests ratably over a three year period.

COMPENSATION OF EXECUTIVE OFFICERS

     Summary Compensation Table. The following table sets forth information concerning the compensation for services rendered to the Company for Fiscal 2001, the fiscal year ended December 30, 2000 ("Fiscal 2000") and the fiscal year ended January 1, 2000 ("Fiscal 1999), of the Company's Chief Executive Officer at the end of Fiscal 2001, any other person who served as Chief Executive Officer of the Company at any time during Fiscal 2001, and the four other most highly paid executive officers during Fiscal 2001 (the "Named Executive Officers").




                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation(1)         Long-Term Compensation(2)
                                           ------------------------   ----------------------------------
                                                                                      Awards
                                                                      ----------------------------------
                                                                                              Securities
     Name and               Fiscal                                    Restricted Stock        Underlying          All Other
Principal Position           Year           Salary         Bonus(3)          Awards            Options(#)       Compensation(4)
------------------          ------         --------       ---------   ----------------        -----------       ---------------
CRAIG W. RYDIN (5)           2001          $242,308       $174,462        $460,950(10)         500,000            $  308,015
  President and Chief        2000                --             --              --                  --                    --
  Executive Officer          1999                --             --              --                  --                    --

MICHAEL D. PARRY(6)          2001            95,192             --              --                  --               179,808
  Former Chief               2000           268,942             --              --                  --                    --
  Executive Officer          1999           230,000         80,500              --                  --                20,000

ROBERT R. SPELLMAN           2001           275,000(7)      68,750              --                  --                20,000
  Senior Vice President,     2000           268,942             --              --                  --                    --
  Finance and Chief          1999           230,000         80,500              --                  --                20,000
  Financial Officer

GAIL M. FLOOD                2001           224,038         56,010              --                  --                20,000
  Senior Vice President,     2000           200,000             --              --                  --                    --
  Retail                     1999           174,519         61,250              --                  --                20,000

PAUL J. HILL(8)              2001           203,500         50,875              --              15,000                20,000
  Senior Vice                2000            51,538         55,000              --              60,000                32,430
  President, Operations      1999                --             --              --                  --                    --

HARLAN M. KENT(9)            2001           122,692         44,000              --              70,000                96,929
  Senior Vice                2000                --             --              --                  --                    --
  President, Wholesal        1999                --             --              --                  --                    --


---------------

 (1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonus for each executive officer for each fiscal year shown.

 (2) The Company did not grant any stock appreciation rights or make any long-term incentive plan payouts during any fiscal year covered.

 (3) Represents amounts paid under the Company's Management Bonus Plan for the relevant fiscal year.

 (4) Fiscal 2001 amounts consist of a matching contribution of $20,000 under the Company's Executive Deferred Compensation Plan with respect to Messrs. Rydin, Spellman and Hill and Ms. Flood, and of $8,800 with respect to Mr. Kent, and, in addition, (i) with respect to Mr. Rydin, a one-time sign-on bonus of $165,000, a portion of which must be repaid to the Company under certain circumstances as more fully set forth herein below, and $123,015 representing reimbursement to Mr. Rydin for relocation and transitional living expenses, (ii) with respect to Mr. Parry, salary continuation payments made to Mr. Parry in Fiscal 2001 pursuant to the terms of the agreement between the Company and Mr. Parry more fully described herein below, and (iii) with respect to Mr. Kent, a one-time sign-on bonus of $23,790 and $64,339 representing reimbursement to Mr. Kent for relocation and transitional living expenses. Fiscal 2000 amounts, with respect to Mr. Hill, consist of $32,430 representing reimbursement to Mr. Hill for relocation and transitional living expenses. Fiscal 1999 amounts consist of a matching contribution of $20,000 under the Company's Executive Deferred Compensation Plan.

 (5) Mr. Rydin became an employee of the Company in April 2001 and therefore received compensation for only a portion of Fiscal 2001.

 (6) Mr. Parry resigned as President and Chief Executive Officer of the Company in March 2001.

 (7) Mr. Spellman's annual base salary was increased to $275,000 in February 2000. There was no salary adjustment in Fiscal 2001.

 (8) Mr. Hill became an employee of the Company in September 2000 and therefore received compensation for only a portion of Fiscal 2000.

 (9) Mr. Kent became an employee of the Company in May 2001 and therefore received compensation for only a portion of Fiscal 2001.

(10) On March 31, 2001, Mr. Rydin was awarded 35,000 shares of restricted Common Stock, which shares vest in installments over the period ending on October 2, 2002. As of December 29, 2001, the 35,000 shares of restricted Common Stock awarded to Mr. Rydin had a total value of $799,750, based on the fair market value of the Company's Common Stock as of December 29, 2001 as determined by the last closing sale price of the Company's Common Stock reported by the New York Stock Exchange as of such date.

     Option Grants Table. The following table sets forth certain information concerning grants of stock options made by the Company to Named Executive Officers in Fiscal 2001.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                           -----------------------------------------------------------------
                            NUMBER OF       PERCENT OF
                             SHARES       TOTAL OPTIONS
                           UNDERLYING       GRANTED TO           EXERCISE
                             OPTIONS        EMPLOYEES            PRICE PER         EXPIRATION          GRANT DATE
NAME                        GRANTED(1)    IN FISCAL YEAR         SHARE (2)            DATE              VALUE(3)
-----                      -----------    --------------         ---------         ----------          ----------
Craig W. Rydin               500,000          72.31%               $13.17          3/31/2011           $2,948,194

Paul J. Hill                  15,000           2.17%               $17.92          9/11/2011              120,400

Harlan M. Kent                70,000          10.12%               $17.19          5/03/2011              538,720

-------------

(1) Each of the above option grants vests ratably over a four year period commencing on the date of the grant. No stock option grants were made to Mr. Spellman, Ms. Flood or Mr. Parry during Fiscal 2001.

(2) In each of the above instances, the exercise price per share of the options granted is equal to the fair market value of the Company's Common Stock as of the grant date, as determined by the closing sale price of the Company's Common Stock reported by the New York Stock Exchange on the grant date.

(3) The estimated present values at grant date have been calculated using a Black-Scholes option pricing model, based upon the following assumptions:
     a five year expected life of option; a dividend yield of 0.0%; expected volatility of 50%; and a risk free interest rate of 1.69%, representing the interest rate on a U.S. Government zero-coupon bond on the date of grant, with a maturity corresponding to the expected life of the option.

     Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information concerning the exercise of stock options during the last fiscal year by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 29, 2001.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                         Number of Shares of Common Stock Underlying       Value of Unexercised
                                                                   Unexercised Options at                  In-The-Money Options
                                                                       Fiscal Year End                     at Fiscal year End (3)
                    Shares Acquired         Value
     Name            on Exercise(2)      Realized(2)             Exercisable/Unexercisable              Exercisable/Unexercisable
    -----           ---------------      -----------    --------------------------------------------    -------------------------
Craig W. Rydin              0                 $0                         0 / 500,000                          $0 / $4,840,000

Paul J. Hill                0                 $0                       15,000 / 60,000                      $164,550 / $567,600

Harlan M. Kent              0                 $0                          0 / 70,000                           $0 / $396,200

--------------

(1) Neither Mr. Parry, Mr. Spellman nor Ms. Flood own options to purchase shares of the Company's Common Stock

(2)  There were no options exercised by any Named Executive Officer in Fiscal
     2001.

(3) Based on the fair market value of the Company's Common Stock as of December 29, 2001, as determined by the last closing sale price of the Company's Common Stock reported by the New York Stock Exchange as of such date, less the applicable option exercise price.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     On October 22, 1998, the Company entered into an employment agreement with Mr. Spellman. The agreement provides that Mr. Spellman shall (i) serve as Senior Vice President and Chief Financial Officer, (ii) receive a base salary of $230,000 per year, (iii) be eligible to receive a target bonus equal to 35% of base salary under the executive bonus plan, (iv) have the right to purchase 544,614 shares of Common Stock, and (iv) receive a one-time signing bonus of $500,000, which he would have had to repay if he left voluntarily or was terminated for cause prior to May 9, 2000.

     On August 31, 2000, the Company entered into an employment agreement with Mr. Hill, which has the following principal terms. Mr. Hill will receive an annual base salary of $200,000, will participate in the Company's executive bonus plan (with a guaranteed bonus of $55,000 for 2000 and a target bonus of 30% of his annual base salary beginning in 2001), and will participate in other benefit programs of the Company available to executives. Mr. Hill also was reimbursed for relocation and transitional living expenses. The Company granted Mr. Hill an option for 60,000 shares of common stock, which vests ratably over a four-year period. If the Company terminates Mr. Hill's employment other than for cause (as defined in his agreement) prior to September 19, 2002 (the second anniversary of the start of his employment), the Company will pay to Mr. Hill a one-time severance payment in the amount of his annual base salary.

     On March 31, 2001, the Company entered into an employment agreement with Mr. Rydin, which has the following principal terms. Mr. Rydin will receive an annual base salary of $360,000, will participate in the Company's executive bonus plan (with a guaranteed bonus for 2001 based upon 70% of his base salary pro-rated for the portion of the year he was employed), and will participate in other benefit programs of the Company available to executives. Mr. Rydin also received a one-time sign-on bonus of $165,000, a portion of which must be repaid to the Company if he resigns or is terminated for cause (as defined in his agreement) prior to April 23, 2003 (the second anniversary of the start of his employment); is entitled to receive additional payments totaling $165,000, payable in installments of $75,000 on March 2, 2002, $15,000 on August 3, 2002 and $75,000 on October 2, 2002, contingent on his continued employment with the Company on those dates; and was reimbursed for relocation and transitional living expenses. The Company granted Mr. Rydin 35,000 shares of restricted common stock, which vest in installments over the period ending October 2, 2002, with unvested shares being forfeited to the Company if his employment terminates during this period; and granted Mr. Rydin an option for 500,000 shares of common stock, which vests ratably over a four-year period. If the Company terminates Mr. Rydin's employment prior to April 23, 2003 other than for cause, the Company will continue to pay to Mr. Rydin his base salary for a two-year period following employment termination, subject to Mr. Rydin's execution of a two-year non-compete agreement with the Company, and continue to provide medical benefits to Mr. Rydin for up to three years after employment termination. If, within 24 months following a change in control of the Company (as defined in his agreement), the Company terminates Mr. Rydin's employment other than for a cause or Mr. Rydin resigns for good reason (as defined in his agreement), the Company will continue to pay to Mr. Rydin his base salary plus the average of his two most recent annual bonuses for a two-year period following employment termination, subject to Mr. Rydin's execution of a two-year non-compete agreement with the Company, and continue to provide medical benefits to Mr. Rydin for up to three years after employment termination.

     On May 2, 2001, the Company entered into an employment agreement with Mr. Kent, which has the following principal terms. Mr. Kent will receive an annual base salary of $220,000, will participate in the Company's executive bonus plan (with a target bonus of 40% of his annual base salary pro-rated for the portion of the year he was employed), and will participate in other benefit programs of the Company available to executives. Mr. Kent also received a one-time sign-on bonus of $15,000 and was reimbursed for relocation and transitional living expenses. The Company granted Mr. Kent an option for 70,000 shares of common stock, which vests ratably over a four-year period. If the Company terminates Mr. Kent's employment other than for cause (as defined in his agreement), the Company will pay to Mr. Kent a one-time severance payment in the amount of his annual base salary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2002, unless indicated otherwise, certain information concerning the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially five percent (5%) or more of the outstanding shares of the Company's Common Stock; (ii) each of the Company's current directors; (iii) each of the Company's Named Executive Officers; and (iv) all current executive officers and directors as a group.

     The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under rules of the Securities and Exchange Commission (the "SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire on or before May 31, 2002 through the exercise of stock options, and any reference in the footnotes to this table to shares subject to stock options refers only to stock options that are so exercisable. Any shares which a person or entity has the right to acquire on or before May 31, 2002 are deemed to be outstanding for purposes of computing the percentage of outstanding shares of Common Stock held by that person or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

     ON FEBRUARY 26, 2002 THE COMPANY FILED WITH THE SEC A REGISTRATION STATEMENT ON FORM S-3, AS AMENDED BY AMENDMENT NO. 1 FILED ON MARCH 22, 2002 AND AMENDMENT NO. 2 FILED ON APRIL 1, 2002 (AS SO AMENDED, THE "REGISTRATION STATEMENT"), FOR THE SALE BY CERTAIN SELLING STOCKHOLDERS OF THE COMPANY OF UP TO 14,375,000 SHARES OF THE COMPANY'S COMMON STOCK (THE "PROPOSED OFFERING"). THE SHARES TO BE SOLD IN THE PROPOSED OFFERING ARE EXPECTED TO INCLUDE 100,807 SHARES OF COMMON STOCK, OR 115,928 SHARES OF COMMON STOCK IF THE OVER-ALLOTMENT IS EXERCISED, TO BE ISSUED IN CONNECTION WITH THE EXERCISE OF OUTSTANDING STOCK OPTIONS. AS OF THE DATE HEREOF, THE PROPOSED OFFERING HAS NOT YET BEEN CONSUMMATED. THEREFORE, WHILE CERTAIN OF THE PARTIES LISTED IN THE TABLE SET FORTH BELOW WILL BE PARTICIPATING IN THE PROPOSED OFFERING, THE INFORMATION CONTAINED IN THE TABLE RELATES TO THE BENEFICIAL OWNERSHIP OF SHARES PRIOR TO, AND DOES NOT ACCOUNT FOR ANY SALE OF SHARES IN, THE PROPOSED OFFERING. FOR INFORMATION ON THE PROPOSED OFFERING, INCLUDING THE AMOUNT OF SHARES BEING OFFERED FOR SALE BY THE RESPECTIVE PARTICIPATING STOCKHOLDERS, PLEASE SEE THE REGISTRATION STATEMENT.

                                                                     SHARE OF COMMON          PERCENTAGE OF
                             NAME OF                               STOCK BENEFICIALLY     OUTSTANDING COMMON
                        BENEFICIAL OWNER                                 OWNED                 STOCK(1)
                        ----------------                          ------------------      ------------------
5% STOCKHOLDERS:
Forstmann Little & Co. Equity Partnership-V, L.P.(2).........         20,745,742                38.3%

Forstmann Little & Co. Subordinated Debt and Equity
Management Buyout Partnership-VI, L.P(2).....................         13,661,830                25.2

Chieftain Capital Management, Inc. (3).......................          7,440,651                13.7

Michael J. Kittredge(4)......................................          4,059,840                 7.5

OTHER CURRENT DIRECTORS:

Theodore J. Forstmann(2).....................................         34,407,572                63.5

Sandra J. Horbach(2).........................................         34,407,572                63.5

Jamie C. Nicholls(2) ........................................                  0                   *

Dale F. Frey(5)..............................................             18,900                   *

Craig W. Rydin(6)............................................            141,000                   *

Michael S. Ovitz(7)..........................................            119,229                   *

Ronald L. Sargent(8).........................................             54,357                   *

Emily Woods(9)...............................................             48,857                   *

OTHER NAMED EXECUTIVE OFFICERS:

Gail M. Flood(10)............................................            315,816                   *

Paul J. Hill(11).............................................             15,000                   *

Harlan M. Kent(12)...........................................             17,500                   *

Robert R. Spellman...........................................            451,234                   *

Michael D. Parry(13) ........................................            233,389                   *

All Current Directors and Current Executive
Officers as a Group (13 persons)(14).........................         39,551,655                73.0%

-------------------

   * The percentage of shares of common stock beneficially owned does not exceed one percent (1%) of the outstanding shares of common stock.

 (1) There were 54,210,901 shares of Common Stock outstanding on March 31, 2002.

 (2) The general partner of Forstmann Little & Co. Equity Partnership-V, L.P., a Delaware limited partnership ("Equity-V"), is FLC XXX Partnership, L.P., a New York limited partnership ("FLC XXX Partnership") of which Theodore J. Forstmann, Sandra J. Horbach, Thomas H. Lister and Winston W. Hutchins are general partners. The general partner of Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P., a Delaware limited partnership ("MBO-VI"), is FLC XXIX Partnership, L.P., a New York limited partnership of which Theodore J. Forstmann, Sandra J. Horbach, Thomas H. Lister, Winston W. Hutchins, Jamie C. Nicholls and Gordon A. Holmes are general partners. Accordingly, each of the individuals named above, other than Mr. Lister, with respect to MBO-VI, and Ms. Nichols and Mr. Holmes with respect to Equity-V and MBO-VI, for the reasons described below, may be deemed the beneficial owners of shares owned by MBO-VI and Equity-V and, for purposes of this table, beneficial ownership is included. Mr. Lister, with respect to MBO-VI, and Ms. Nichols and Mr. Holmes, with respect to Equity-V and MBO-VI, do not have any voting or investment power with respect to, or any economic interest in, the shares of Common Stock held by MBO-VI or Equity-V; and, accordingly, Mr. Lister, Ms. Nicholls and Mr. Holmes are not deemed to be the beneficial owners of these shares. Mr. Frey is a member of the Forstmann Little Advisory Board and, as such, has an economic interest in the Forstmann Little partnerships. FLC XXX Partnership is a limited partner of Equity-V. None of the other limited partners in each of MBO-VI and Equity-V is otherwise affiliated with the Company, or Forstmann Little & Co. The address of Equity-V and MBO-VI is c/o Forstmann Little & Co., 767 Fifth Avenue, New York, New York 10153. The address for Mr. Theodore J. Forstmann, Ms. Sandra
     J. Horbach, Messrs. Thomas H. Lister, Winston W. Hutchins and Gordon A. Holmes, and Ms. Jamie C. Nicholls is c/o Forstmann Little & Co., 767 Fifth Avenue, New York, New York 10153.

 (3) The information is based solely on a Schedule 13G, dated February 12, 2002, filed with the SEC by Chieftain Capital Management, Inc. ("Chieftain"). Chieftain has investment discretion with respect to the shares of Common Stock listed. Chieftain's clients are the direct owners of such securities, and Chieftain does not have any economic interest in such securities. Such clients have the sole right to receive dividends from, and the proceeds from the sale of, such securities. No such client has an interest that relates to more than 5% of the class. The address of Chieftain is 12 East 49th Street, New York, NY 10017.

 (4) Mr. Kittredge has transferred 300,000 shares of Common Stock to the Kittredge Charitable Remainder Unitrust, of which Mr. Kittredge is the sole life beneficiary. These 300,000 shares are included in the number of shares beneficially owned by Mr. Kittredge for purposes of this table. Mr. Kittredge's address is c/o The Yankee Candle Company, Inc., 16 Yankee Candle Way, South Deerfield, Massachusetts 01373.

 (5) Mr. Frey may be deemed to be the beneficial owner of (i) 15,750 shares owned by Equity-V and (ii) 3,150 shares by virtue of compensation arrangements relating to his service as a member of the Forstmann Little Advisory Board, and for purposes of this table beneficial ownership of such shares is included.

 (6) Includes 16,000 shares of restricted Common Stock and 125,000 shares subject to options which are currently exercisable.

 (7) Includes 40,479 shares subject to options which are currently exercisable. In addition, although not a general partner of Equity-V, Mr. Ovitz may be deemed a beneficial owner of 78,750 shares owned by Equity-V and, for purposes of this table, beneficial ownership of such shares is included.

 (8) Includes 48,857 shares subject to options which are currently exercisable.

 (9) Represents 48,857 shares subject to options which are currently exercisable.

(10) Does not include 157,908 shares beneficially owned by Mr. Harry Flood, Ms. Gail Flood's husband.

(11) Represent shares subject to options which are currently exercisable.

(12) Represents 17,500 shares subject to options exercisable as of May 3, 2002.

(13) Mr. Parry is the former President and Chief Executive Officer of the Company. He retired from the Company on March 31, 2001. While no longer with the Company, Mr. Parry is included in this table due to the fact that under applicable SEC regulations he is deemed to be a Named Executive Officer of the Company with respect to Fiscal 2001.

(14) Includes 153,193 shares subject to options which are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2002.


                                       The Yankee Candle Company, Inc.


                                        By /s/ Craig W. Rydin
                                          -------------------------------------
                                               Craig W. Rydin