Form 10-Q
period 2002-03-30
YANKEE CANDLE CO INC
filed 2002-05-14
CIK 1084242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   MARCH 30, 2002
                               -------------------

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


The registrant had 54,342,830 shares of Common Stock, par value $0.01, outstanding as of May 14, 2002.

THE YANKEE CANDLE COMPANY, INC.

                    FORM 10-Q - Quarter Ended March 30, 2002

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. (the "Company", "we", and "us") and its subsidiaries or its management "believes", "expects", "anticipates", "plans" and similar expressions that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results."

                                Table of Contents

ITEM                                                                             PAGE
----                                                                             -----
PART I.  Financial Information
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                       3
         as of March 30, 2002 and December 29, 2001

         Condensed Consolidated Statements of Operations                             4
         for the Thirteen weeks Ended March 30, 2002 and March 31, 2001

         Condensed Consolidated Statements of Cash Flows for the Thirteen            5
         weeks ended March 30, 2002 and March 31, 2001

         Notes to the Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of                                     9
         Financial Condition and Results of Operations

PART II. Other Information

Item 1.  Legal Proceedings                                                          14

Item 2.  Changes in Securities and Use of Proceeds                                  14

Item 3.  Defaults Upon Senior Securities                                            14

Item 4.  Submission of Matters to a Vote of Security Holders                        14

Item 5.  Other Information                                                          14

Item 6.  Exhibits and Reports on Form 8-K                                           14

Signatures                                                                          14


PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                           March 30,       December 29,
                                                                               2002                2001
                                                                         -----------       ------------
                                                                          (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $  11,465          $  30,531
     Accounts receivable, less allowance of $325 at March 30, 2002
      and December 29, 2001                                                   27,650             23,141
     Inventory                                                                27,996             23,680
     Prepaid expenses and other current assets                                 4,653              4,340
     Deferred tax assets                                                       3,544              3,544
                                                                           ---------          ---------

TOTAL CURRENT ASSETS                                                          75,308             85,236

PROPERTY, PLANT AND EQUIPMENT-NET                                            106,902            103,975
MARKETABLE SECURITIES                                                          1,128                961
DEFERRED FINANCING COSTS                                                       2,536              2,815
DEFERRED TAX ASSETS                                                          124,029            127,029
OTHER ASSETS                                                                     665              1,268
                                                                           ---------          ---------

TOTAL ASSETS                                                               $ 310,568          $ 321,284
                                                                           =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $  20,148          $  19,044
     Accrued payroll                                                           7,325              9,170
     Accrued income taxes                                                        970             14,462
     Other accrued liabilities                                                11,407             12,367
     Current portion of long-term debt                                        32,000             31,500
                                                                           ---------          ---------

TOTAL CURRENT LIABILITIES                                                     71,850             86,543

DEFERRED COMPENSATION OBLIGATION                                               1,160              1,055
LONG TERM DEBT - Less current portion                                         79,493             83,500
DEFERRED RENT                                                                  2,416              2,082

STOCKHOLDERS' EQUITY:
     Common stock                                                              1,041              1,041
     Additional paid-in capital                                              224,850            224,850
     Treasury stock                                                         (213,752)          (213,752)
     Retained earnings                                                       144,533            137,025
     Unearned stock compensation                                                (393)              (522)
     Accumulated other comprehensive loss                                       (630)              (538)
                                                                           ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                                                   155,649            148,104
                                                                           ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 310,568          $ 321,284
                                                                           =========          =========

See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                          FOR THE THIRTEEN WEEKS ENDED
                                                                          ----------------------------
                                                                          March 30,             March 31,
                                                                               2002                  2001
                                                                          ---------             ---------
Net sales                                                                  $ 88,184              $ 75,320
Cost of goods sold                                                           42,109                38,015
                                                                           --------              --------

Gross profit                                                                 46,075                37,305
Selling expenses                                                             21,220                17,175
General and administrative expenses                                          11,194                 9,191
Restructuring charge                                                           --                   8,000
                                                                           --------              --------

Income from operations                                                       13,661                 2,939
Interest income                                                                 (15)                  (42)
Interest expense                                                              1,308                 3,376
Other expense (income)                                                           60                  (102)
                                                                           --------              --------

Income (loss) before provision for (benefit from) income taxes               12,308                  (293)
Provision for (benefit from) income taxes                                     4,800                  (114)
                                                                           --------              --------

Net income (loss)                                                          $  7,508              $   (179)
                                                                           ========              ========

Basic earnings per share                                                   $   0.14              $   0.00
                                                                           ========              ========

Diluted earnings per share                                                 $   0.14              $   0.00
                                                                           ========              ========

Weighted-average basic shares outstanding                                    53,638                53,617
                                                                           ========              ========

Weighted-average diluted shares outstanding                                  54,685                53,617
                                                                           ========              ========


See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          FOR THE THIRTEEN WEEKS ENDED
                                                                          -------------------------------
                                                                          March 30,             March 31,
                                                                               2002                 2001
                                                                          --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  7,508              $   (179)
Adjustments to reconcile net income (loss) to net cash
 from operating activities:
Depreciation and amortization                                                4,087                 3,288
Impairment                                                                     --                  2,124
Unrealized (gain) loss on marketable securities                                (28)                   88
Non-cash stock compensation                                                    129                    85
Deferred taxes                                                               3,000                 3,000
Loss (gain) on disposal of fixed assets and classic vehicles                    46                   (28)

Changes in assets and liabilities:
     Accounts receivable-net                                                (4,543)               (5,867)
     Inventory                                                              (4,371)               (2,258)
     Prepaid expenses and other assets                                         146                (1,564)
     Accounts payable                                                        1,109                   (79)
     Accrued expenses and other liabilities                                (15,854)              (14,920)
                                                                          --------              --------

NET CASH FROM OPERATING ACTIVITIES                                          (8,771)              (16,310)
                                                                          --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (6,726)               (7,670)
     Investments in marketable securities                                     (139)                  (34)
     Proceeds from sale of equipment                                            77                    25
                                                                          --------              --------

NET CASH FROM INVESTING ACTIVITIES                                          (6,788)               (7,679)
                                                                          --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under bank credit agreements                            14,000                23,646
     Principal payments on long-term debt                                  (17,488)               (7,512)
                                                                          --------              --------

NET CASH FROM FINANCING ACTIVITIES                                          (3,488)               16,134
                                                                          --------              --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (19)                  (61)
                                                                          --------              --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (19,066)               (7,916)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              30,531                13,297
                                                                          --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 11,465              $  5,381
                                                                          ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                $  1,069              $  4,340
  Income taxes                                                              15,292                12,573


See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The financial information included herein is unaudited; however, in the opinion of management such information contains all adjustments necessary for a fair presentation of the results for such periods. In addition, the Company believes such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, cash flows and comprehensive income (loss) for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year ending December 28, 2002.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 29, 2001.

2.   INVENTORIES

Inventories are stated at the lower of cost or market on a last-in first-out ("LIFO") basis.


The components of inventory were as follows:

                                           March 30,     December 29,
                                               2002              2001
                                           --------      ------------

    Finished goods                         $ 22,848          $ 19,523
    Work-in-process                             275               275
    Raw materials and packaging               5,476             4,485
                                           --------          --------
                                             28,599            24,283
    Less LIFO reserve                          (603)             (603)
                                           --------          --------
                                           $ 27,996          $ 23,680
                                           ========          ========

3.   INCOME TAXES

The Company's effective tax rate in the first quarter of fiscal 2002 and fiscal 2001 was 39%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year.

4.   EARNINGS PER SHARE

Under SFAS No. 128, the Company provides dual presentation of earnings per share ("EPS") on a basic and diluted basis. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options and certain contingently returnable shares. The number of common stock equivalents which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 78 and 1,045 for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares.

                                            FOR THE THIRTEEN WEEKS ENDED
                                          --------------------------------
                                          MARCH 30, 2002    MARCH 31, 2001
                                          --------------    --------------
    Weighted average basic shares
    outstanding                               53,638            53,617
    Adjustments:
    Contingently returnable shares
    and shares issuable pursuant to
    stock option grants                        1,047              --
                                              ------            ------
    Weighted average diluted shares
    outstanding                               54,685            53,617
                                              ======            ======

5.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during the period. It has two components: net income (loss) and other comprehensive income (loss). Comprehensive income (loss), net of related tax effects, is as follows:


                                            FOR THE THIRTEEN WEEKS ENDED
                                          -------------------------------
                                          MARCH 30, 2002   MARCH 31, 2001
                                          --------------   --------------

    Net income (loss)                         $ 7,508         $  (179)

    Other comprehensive income (loss):
         Translation adjustment                   (92)           (312)
                                              -------         -------
    Total other comprehensive income (loss)       (92)           (312)
                                              -------         -------

    Comprehensive income (loss)               $ 7,416         $  (491)
                                              =======         =======



Accumulated other comprehensive loss reported on the Company's Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments.

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



                                                                              BALANCE PER
THIRTEEN WEEKS                                       UNALLOCATED/               CONDENSED
ENDED                                                  CORPORATE/            CONSOLIDATED
MARCH 30, 2002               RETAIL     WHOLESALE           OTHER     FINANCIAL STATEMENTS
--------------               ------     ---------    ------------     --------------------
Net sales                  $ 42,148      $ 46,036       $      --                 $ 88,184
Gross profit                 25,652        20,423              --                   46,075
Operating margin              7,120        17,735         (11,194)                  13,661
Unallocated costs                --            --          (1,353)                  (1,353)
Income before provision
for income taxes                 --            --              --                   12,308



                                                                              BALANCE PER
THIRTEEN WEEKS                                       UNALLOCATED/               CONDENSED
ENDED                                                  CORPORATE/            CONSOLIDATED
MARCH 31, 2001               RETAIL     WHOLESALE           OTHER     FINANCIAL STATEMENTS
--------------               ------     ---------    ------------     --------------------
Net sales                   $34,756       $40,564      $       --                  $75,320
Gross profit                 20,847        16,458              --                   37,305
Operating margin              5,883        14,248         (17,192)                   2,939
Unallocated costs                --            --          (3,232)                  (3,232)
Loss before benefit
from income taxes                --            --              --                     (293)


7.   RESTRUCTURING CHARGE

On February 14, 2001, the Company announced plans to consolidate and restructure its distribution, manufacturing and supply chain operations. The Company's Form 10-K for the fifty-two weeks ended December 29, 2001 disclosed the principal components of this restructuring plan. An analysis of the activity within the remaining restructuring reserve is as follows:


                                  ACCRUED AS OF                          ACCRUED AS OF
                                DECEMBER 29, 2001        COSTS PAID     MARCH 30, 2002
                                -----------------        ----------     --------------

Occupancy                                  $1,854              $254             $1,600
Employee related                              331                73                258
                                              ---                --                ---
  Total                                    $2,185              $327             $1,858
                                           ======              ====             ======


8.   NEWLY ISSUED ACCOUNTING STANDARDS

In August, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement amends the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement, which excludes goodwill from its scope, establishes the methodology to be used for evaluating (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale, and (iii) long-lived assets to be disposed of by sale, for both ongoing and discontinued operations. In addition, SFAS No. 144 broadens the treatment of discontinued operations to include components of an entity rather than just segments of a business. SFAS No. 144 was adopted by the Company in the first quarter of fiscal 2002. SFAS No. 144 did not have a material impact on our financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical accounting policies have been discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fifty-two weeks ended December 29, 2001. Management continues to believe that the policies that were disclosed are those that are critical to its business.

RESULTS OF OPERATIONS - Thirteen weeks ended March 30, 2002 versus thirteen weeks ended March 31, 2001.

NET SALES

Net sales increased 17.1% to $88.2 million for the thirteen weeks ended March 30, 2002 from $75.3 million for the thirteen weeks ended March 31, 2001. This growth was achieved by increasing the number of retail stores, increasing sales in catalog and Internet operations and increasing the number of wholesale customers.

Wholesale sales, including European operations, increased 13.5% to $46.0 million for the thirteen weeks ended March 30, 2002 from $40.6 million for the thirteen weeks ended March 31, 2001. This growth was achieved by increasing the number of wholesale locations. We believe that wholesale sales growth has been and will continue to be positively impacted by marketing and merchandising programs, new product introductions, wholesale exclusive products, the addition of new wholesale locations and the anticipated continued growth of our European operations.

Retail sales increased 21.3% to $42.1 million for the thirteen weeks ended March 30, 2002 from $34.8 million for the thirteen weeks ended March 31, 2001. This growth was achieved by increasing the number of retail stores and increasing sales in catalog and Internet operations. There were 202 retail stores open as of March 30, 2002 compared to 154 retail stores open as of March 31, 2001 and 192 retail stores open as of December 29, 2001. Comparable store and catalog and Internet sales for the thirteen weeks ended March 30, 2002 increased 1% over the thirteen weeks ended March 31, 2001. Retail comparable store sales decreased 4% compared to the thirteen weeks ended March 31, 2001 as a result of continued softness in the economy and decreased mall traffic. There were 150 retail stores included in the comparable store base as of March 30, 2002.

GROSS PROFIT

Gross profit increased 23.5% to $46.1 million for the thirteen weeks ended March 30, 2002 from $37.3 million for the thirteen weeks ended March 31, 2001. As a percentage of sales, gross profit increased to 52.2% for the thirteen weeks ended March 30, 2002 from 49.5% for the thirteen weeks ended March 31, 2001. The increase in gross profit dollars was primarily attributable to the increase in sales and more efficient supply chain operations. The improvement in gross profit rate in the first quarter of 2002 compared to the first quarter of 2001 was primarily the result of supply chain inefficiencies in the first quarter of 2001 that were not experienced in the first quarter of 2002, improved productivity in supply chain operations and a higher mix of retail sales compared to wholesale sales. Retail sales, which have a higher gross profit rate than wholesale sales represented 47.8% of total sales in the first quarter of 2002 compared to 46.1% in the first quarter of 2001.

SELLING EXPENSES

Selling expenses increased 23.6% to $21.2 million for the thirteen weeks ended March 30, 2002 from $17.2 million for the thirteen weeks ended March 31, 2001. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 24.1% for the thirteen weeks ended March 30, 2002 from 22.8% for the thirteen weeks ended March 31, 2001. The primary factor behind the increase in selling expenses in dollars and as a percentage of sales was the increase in the number of retail stores we operated and the resulting shift in business mix between retail and wholesale sales. Retail sales, which have higher selling expenses as a percentage of sales than wholesale sales, represented 47.8% of total sales in the first quarter of 2002 compared to 46.1% in the first quarter of 2001. The number of retail stores increased from 154 retail stores open as of March 31, 2001 to 202 retail stores open as of March 30, 2002. The increase in selling expenses as a percentage of sales is also explained by the heavy weighting of new stores. We opened 45 stores in 2001 and ten new stores in the first quarter of 2002. New stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than one year since fixed costs, as a percentage of sales, are higher during the early sales maturation period and since pre-opening costs are fully expensed in the year of opening. Excluding the sales and selling expenses of the 2002 and 2001 store classes from the thirteen weeks ended March 30, 2002 and the sales and selling expenses of the 2001 store class from the thirteen weeks ended March 31, 2001, selling expenses declined as a percentage of sales.

SEGMENT PROFITABILITY

Segment profitability is net sales less cost of sales and selling expenses. Segment profitability for our wholesale operations, including Europe, was $17.7 million, or 38.5% of wholesale sales in 2002 compared to $14.2 million or 35.1% of wholesale sales in 2001. Segment profitability for the Company's retail operations was $7.1 million or 16.9% of retail sales in 2002 compared to $5.9 million or 16.9% of retail sales in 2001. The increase in segment profitability was primarily attributable to inefficiencies in supply chain operations that were experienced in the first quarter ended March 31, 2001 that were not experienced in the first quarter ended March 30, 2002 and improved productivity in supply chain operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 21.8% to $11.2 million for the thirteen weeks ended March 30, 2002 from $9.2 million for the thirteen weeks ended March 31, 2001. As a percentage of sales, general and administrative expenses increased to 12.7% for the thirteen weeks ended March 30, 2002 from 12.2% for the thirteen weeks ended March 31, 2001. The increase in general and administrative expenses in dollars and as a percentage of sales for the thirteen weeks ended March 30, 2002 was due primarily to investments made during 2001 to build our organizational infrastructure which have not been anniversaried, including occupancy expenses associated with our new headquarters opened in May 2001, and expenses associated with the fiscal 2002 bonus program.

NET OTHER EXPENSE

Net other expense was $1.4 million for the thirteen weeks ended March 30, 2002, compared to $3.2 million for the thirteen weeks ended March 31, 2001. The primary component of the expense in each of these periods was interest expense, which was $1.3 million in the thirteen weeks of 2002 compared to $3.4 million in the thirteen weeks of 2001. Interest expense in the thirteen weeks ended March 30, 2002 decreased compared to the thirteen weeks ended March 31, 2001 due to a reduction in the total debt outstanding from $173.5 million at March 31, 2001 compared to $111.5 million at March 30, 2002 and a reduction in borrowing rates resulting from decreases in the federal funds and eurodollar rates.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the thirteen weeks ended March 30, 2002 and March 31, 2001 was 39%. Management estimates that the current effective tax rate will remain in place for the entire year based on its current tax structure.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $19.1 million compared to December 29, 2001. This decrease was partially attributable to cash used in operating activities of $8.8 million, which includes a $15.3 million payment of corporate income taxes for fiscal 2001 and fiscal 2002. Capital expenditures for the thirteen weeks ended March 30, 2002 were $6.7 million, primarily related to the capital requirements to open ten new stores, investments in our new Home Store located in our Flagship location in South Deerfield, Massachusetts, which is scheduled to open in the second quarter of 2002 and investments in manufacturing operations. Net cash used in financing activities was $3.5 million for the thirteen weeks ended March 30, 2002 which primarily represents net paydowns during the quarter on our credit facility.

We opened ten stores during the thirteen weeks ended March 30, 2002 and we expect to open approximately 35 additional stores during the next thirty-nine weeks of fiscal 2002. We expect to meet our cash requirements through a combination of available cash, operating cash flow and borrowings under our credit facility.

As of March 30, 2002, we were in compliance with all covenants under our credit facility. Available borrowings under the revolving credit facility were $113.5 million.

We expect that our current cash and cash equivalents and the funds available under our revolving credit and term loan facility will be sufficient to fund our planned store openings and other recurring operational cash needs.

RECENT ACCOUNTING PRONOUNCEMENTS

In August, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement amends the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement, which excludes goodwill from its scope, establishes the methodology to be used for evaluating (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale, and (iii) long-lived assets to be disposed of by sale, for both ongoing and discontinued operations. In addition, SFAS No. 144 broadens the treatment of discontinued operations to include components of an entity rather than just segments of a business. SFAS No. 144 was adopted by the Company in the first quarter of fiscal 2002. SFAS No. 144 did not have a material impact on our financial position and results of operations.

IMPACT OF INFLATION

We do not believe inflation has a significant impact on our operations. The prices of our products have not varied based on the movement of the consumer price index. The majority of material and labor costs are not materially affected by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in our outstanding debt. At March 30, 2002, there was $111.5 million of debt outstanding, which consisted of $75.0 million in term loans and $36.5 million from our revolving credit facility. Because this debt carries a variable interest rate pegged to market indices, our statements of operations and cash flows are exposed to changes in interest rates.

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

We expect that, as we grow, it will become more difficult to maintain our growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower margins than our wholesale sales. Our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. In addition, if we do not effectively manage our growth, we may experience problems such as the supply chain inefficiencies that occurred in 2000 due to overstaffing in our manufacturing and logistics operations. These inefficiencies were corrected in 2001 through a workforce reduction and the closing of our Salt Lake City distribution center, but resulted in a decline in our gross profit in the last quarter of 2000 and a restructuring charge of $8.0 million in 2001. We cannot assure that we will continue to grow at a rate comparable to our historic growth rate or that our historic financial performance will continue as we grow.

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

Partnerships affiliated with Forstmann Little & Co. own approximately 40% of our outstanding common stock and effectively control us. Accordingly, they are able to:

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

They will also be able to prevent or cause a change in control of Yankee Candle and may be able to amend our Articles of Organization and By-Laws. The interests of the Forstmann Little partnerships also may conflict with the interests of the other holders of common stock.

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

Item 3.       Defaults Upon Senior Securities
              Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders
              Not Applicable

Item 5.       Other Information
              Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  Not Applicable

             (b)  Reports on Form 8-K

                  On February 26, 2002, in connection with its filing of a Registration Statement on Form S-3 for the sale by certain selling shareholders of up to 14,375,000 shares of the Company's common stock, the Company filed a Report on Form 8-K in order to disclose certain financial information provided in the Registration Statement, including the Company's most recent Consolidated Financial Statements and the accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" provisions.


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       THE YANKEE CANDLE COMPANY, INC.


                                           /s/ Robert R. Spellman
                                       -----------------------------------------
Date: May 14, 2002                     By: Robert R. Spellman
                                           Senior Vice President, Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)