Form 10-Q
period 2002-06-29
YANKEE CANDLE CO INC
filed 2002-08-13
CIK 1084242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

               For the quarterly period ended:      JUNE 29, 2002

                        Commission File Number:   001-15023

                         THE YANKEE CANDLE COMPANY, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                  04 259 1416
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

                          Yes     X             No
                               -------             ------


The registrant had 54,353,580 shares of Common Stock, par value $0.01, outstanding as of August 12, 2002.

THE YANKEE CANDLE COMPANY, INC.

                     FORM 10-Q - Quarter Ended June 29, 2002

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. and its subsidiaries (the "Company", "we", and "us") or its management "believes", "expects", "anticipates", "plans" and similar expressions, that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results."

                                Table of Contents

Item                                                                    Page
----                                                                    ----
PART I.     Financial Information
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            as of June 29, 2002 and December 29, 2001                    3

            Condensed Consolidated Statements of Operations for the
            Thirteen and Twenty-Six Weeks Ended June 29, 2002 and
            June 30, 2001                                                4

            Condensed Consolidated Statements of Cash Flows for the
            Twenty-Six Weeks ended June 29, 2002 and June 30, 2001       5

            Notes to the Condensed Consolidated Financial Statements     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk  16


PART II.    Other Information

Item 1.     Legal Proceedings                                           16

Item 2.     Changes in Securities and Use of Proceeds                   16

Item 3.     Defaults Upon Senior Securities                             16

Item 4.     Submission of Matters to a Vote of Security Holders         16

Item 5.     Other Information                                           16

Item 6.     Exhibits and Reports on Form 8-K                            16

Signatures                                                              17

PART I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          June 29,      December 29,
                                                            2002            2001
                                                         ---------       ---------
                        ASSETS                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                           $   7,497       $  30,531
     Accounts receivable, less allowance of $325 at
        June 29, 2002 and December 29, 2001                 17,096          23,141
     Inventory                                              40,202          23,680
     Prepaid expenses and other current assets              10,125           4,340
     Deferred tax assets                                     3,544           3,544
                                                         ---------       ---------

TOTAL CURRENT ASSETS                                        78,464          85,236

PROPERTY, PLANT AND EQUIPMENT-NET                          108,567         103,975
MARKETABLE SECURITIES                                          982             961
DEFERRED FINANCING COSTS                                     2,258           2,815
DEFERRED TAX ASSETS                                        121,029         127,029
OTHER ASSETS                                                   500           1,268
                                                         ---------       ---------

TOTAL ASSETS                                             $ 311,800       $ 321,284
                                                         =========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $  22,073       $  19,044
     Accrued payroll                                         8,392           9,170
     Accrued income taxes                                       --          14,462
     Other accrued liabilities                              11,554          12,367
     Current portion of long-term debt                      32,000          31,500
                                                         ---------       ---------

TOTAL CURRENT LIABILITIES                                   74,019          86,543

DEFERRED COMPENSATION OBLIGATION                               874           1,055
LONG TERM DEBT - Less current portion                       71,644          83,500
DEFERRED RENT                                                2,549           2,082


STOCKHOLDERS' EQUITY:
     Common stock                                            1,042           1,041
     Additional paid-in capital                            225,544         224,850
     Treasury stock                                       (213,752)       (213,752)
     Retained earnings                                     150,410         137,025
     Unearned stock compensation                              (264)           (522)
     Accumulated other comprehensive loss                     (266)           (538)
                                                         ---------       ---------

TOTAL STOCKHOLDERS' EQUITY                                 162,714         148,104
                                                         ---------       ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 311,800       $ 321,284
                                                         =========       =========

See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                            For the Thirteen    Weeks Ended    For the Twenty-Six   Weeks Ended
                                                June 29,          June 30,          June 29,         June 30,
                                                  2002              2001              2002             2001
                                               ---------         ---------         ---------         ---------
Sales                                          $  81,296         $  62,230         $ 169,480         $ 137,550
Cost of goods sold                                37,739            30,132            79,848            68,147
                                               ---------         ---------         ---------         ---------

Gross profit                                      43,557            32,098            89,632            69,403
Selling expenses                                  22,452            17,157            43,672            34,332
General and administrative expenses               10,371             9,654            21,565            18,845
Restructuring charge                                  --                --                --             8,000
                                               ---------         ---------         ---------         ---------

Income from operations                            10,734             5,287            24,395             8,226
Interest income                                       (3)              (18)              (18)              (60)
Interest expense                                   1,157             2,996             2,466             6,372
Other (income) expense                               (54)              (27)                5              (128)
                                               ---------         ---------         ---------         ---------

Income before provision for income taxes           9,634             2,336            21,942             2,042
Provision for income taxes                         3,757               911             8,557               797
                                               ---------         ---------         ---------         ---------

Net income                                     $   5,877         $   1,425         $  13,385         $   1,245
                                               =========         =========         =========         =========

Basic earnings per share                       $    0.11         $    0.03         $    0.25         $    0.02
                                               =========         =========         =========         =========

Diluted earnings per share                     $    0.11         $    0.03         $    0.24         $    0.02
                                               =========         =========         =========         =========

Weighted average shares
     Basic                                        53,874            53,614            53,756            53,616
                                               =========         =========         =========         =========

     Diluted                                      54,835            54,813            54,760            54,738
                                               =========         =========         =========         =========

See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     For the Twenty-Six Weeks Ended
                                                                                     ------------------------------
                                                                                     June 29,               June 30,
                                                                                       2002                   2001
                                                                                     --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 13,385               $  1,245
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization                                                           8,258                  6,629
Impairment                                                                                 --                  2,124
Unrealized loss on marketable securities                                                   14                     10
Non-cash stock compensation                                                               258                    247
Deferred taxes                                                                          6,000                  6,000
Gain on disposal of fixed assets and classic vehicles                                    (176)                   (55)

Changes in assets and liabilities:
     Accounts receivable-net                                                            6,122                  2,747
     Inventory                                                                        (16,364)                (4,459)
     Prepaid expenses and other assets                                                 (5,324)                (8,510)
     Accounts payable                                                                   3,019                 (5,096)
     Accrued expenses and other liabilities                                           (15,781)               (12,522)
                                                                                     --------               --------

NET CASH FROM OPERATING ACTIVITIES                                                       (589)               (11,640)
                                                                                     --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                               (13,146)               (14,707)
     Investments in marketable securities                                                (298)                  (129)
     Proceeds from sale of fixed assets and classic vehicles                            1,519                    187
     Proceeds from sale of marketable securities                                          263                     --
                                                                                     --------               --------

NET CASH FROM INVESTING ACTIVITIES                                                    (11,662)               (14,649)
                                                                                     --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock on option exercises                           695                     --
     Net borrowings (repayments) under bank credit agreements and other                18,980                 33,030
     Principal payments on long-term debt                                             (30,500)               (15,000)
     Payments for redemption of common stock                                               --                   (764)
                                                                                     --------               --------

NET CASH FROM FINANCING ACTIVITIES                                                    (10,825)                17,266
                                                                                     --------               --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    42                    (57)
                                                                                     --------               --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (23,034)                (9,080)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         30,531                 13,297
                                                                                     --------               --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  7,497               $  4,217
                                                                                     ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                           $  2,296               $  7,423
  Income taxes                                                                         21,287                 14,077
  Capital lease obligations incurred                                                      144                     --

See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)
                                   (Unaudited)

1. Basis Of Presentation

The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, cash flows and comprehensive income for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year ending December 28, 2002.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 29, 2001 included in the Company's Annual Report on Form 10-K.

In August 2001, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement amends the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement, which excludes goodwill from its scope, establishes the methodology to be used for evaluating (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale, and (iii) long-lived assets to be disposed of by sale, for both ongoing and discontinued operations. In addition, SFAS No. 144 broadens the treatment of discontinued operations to include components of an entity rather than just segments of a business. SFAS No. 144 was adopted by the Company in the first quarter of fiscal 2002, and did not have any impact on our financial position and results of operations.


2. Inventories

Inventories are stated at the lower of cost or market on a last-in first-out ("LIFO") basis.


The components of inventory were as follows:

                                        June 29,             December 29,
                                          2002                   2001
                                        --------               --------
         Finished goods                 $ 35,302               $ 19,523
         Work-in-process                     249                    275
         Raw materials and
         packaging                         5,254                  4,485
                                        --------               --------
                                          40,805                 24,283
         Less LIFO reserve                  (603)                  (603)
                                        --------               --------
                                        $ 40,202               $ 23,680
                                        ========               ========

3. Income Taxes

The Company's effective tax rate in the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001 was 39%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year.

4. Earnings Per Share

Under SFAS No. 128, the Company provides dual presentation of earnings per share ("EPS") on a basic and diluted basis. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options and certain contingently returnable shares. The number of common stock equivalents which could have diluted basic earnings per share, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 193 for the thirteen and twenty-six weeks ended June 30, 2001 and none for the thirteen and twenty-six weeks ended June 29, 2002. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares.


                                 Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                 June 29,      June 30,      June 29,      June 30,
                                   2002          2001          2002          2001
                                  ------        ------        ------        ------
Weighted average basic shares
outstanding                       53,874        53,614        53,756        53,616
Contingently returnable
shares and shares issuable
pursuant to stock option
grants                               961         1,199         1,004         1,122
                                  ------        ------        ------        ------
Weighted average diluted
shares outstanding                54,835        54,813        54,760        54,738
                                  ======        ======        ======        ======

5. Comprehensive income

Comprehensive income includes all changes in equity during the period. It has two components: net income and other comprehensive income (loss).
Comprehensive income, net of related tax effects, is as follows:

                                        Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                       June 29,       June 30,        June 29,       June 30,
                                         2002           2001            2002            2001
                                        -------        -------         -------        -------
Net income                              $ 5,877        $ 1,425         $13,385        $ 1,245
Other comprehensive income
(loss):
     Translation adjustment                 364            (50)            272           (362)
                                        -------        -------         -------        -------
Total other comprehensive income
(loss)                                      364            (50)            272           (362)
                                        -------        -------         -------        -------
Comprehensive income                    $ 6,241        $ 1,375         $13,657        $   883
                                        =======        =======         =======        =======

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

                                                                          Balance per
                                                                            Condensed
Thirteen Weeks                                            Unallocated/   Consolidated
Ended                                                       Corporate/  Statements of
June 29, 2002                          Retail   Wholesale        Other     Operations
-------------                          ------   ---------        -----     ----------
Sales                                 $41,067     $40,229        $ -         $81,296
Gross profit                           24,649      18,908          -          43,557
Operating margin                        4,744      16,361   (10,371)          10,734
Unallocated costs                           -           -    (1,100)         (1,100)
Income before provision for                 -           -          -           9,634
income taxes

                                                                          Balance per
                                                                            Condensed
Thirteen Weeks                                            Unallocated/   Consolidated
Ended                                                       Corporate/  Statements of
June 30, 2001                          Retail   Wholesale        Other     Operations
-------------                          ------   ---------        -----     ----------
Sales                                 $34,114     $28,116        $ -         $62,230
Gross profit                           20,018      12,080          -          32,098
Operating margin                        4,912      10,029    (9,654)           5,287
Unallocated costs                           -           -    (2,951)         (2,951)
Income before provision for                 -           -          -           2,336
income taxes


                                                                          Balance per
                                                                            Condensed
Twenty-Six Weeks                                          Unallocated/   Consolidated
Ended                                                       Corporate/  Statements of
June 29, 2002                          Retail   Wholesale        Other     Operations
-------------                          ------   ---------        -----     ----------
Sales                                  $83,216    $86,264        $ -        $169,480
Gross profit                            50,302     39,330          -          89,632
Operating margin                        11,865     34,095   (21,565)          24,395
Unallocated costs                            -          -    (2,453)         (2,453)
Income before provision for                  -          -          -          21,942
income taxes

                                                                          Balance per
                                                                            Condensed
Twenty-Six Weeks                                          Unallocated/   Consolidated
Ended                                                       Corporate/  Statements of
June 30, 2001                          Retail   Wholesale        Other     Operations
-------------                          ------   ---------        -----     ----------
Sales                                 $68,871     $68,679        $ -        $137,550
Gross profit                           40,845      28,558          -          69,403
Operating margin                       10,775      24,296   (26,845)           8,226
Unallocated costs                           -           -    (6,184)         (6,184)
Income before provision for                 -           -          -           2,042
income taxes

7. Restructuring Charge

On February 14, 2001, the Company announced plans to consolidate and restructure its distribution, manufacturing and supply chain operations. The Company's Form 10-K for the fifty-two weeks ended December 29, 2001 disclosed the principal components of this restructuring plan. An analysis of the activity within the restructuring reserve since December 29, 2001 is as follows:

                                  For the thirteen weeks ended                 For the thirteen weeks ended
                                          March 30, 2002                               June 29, 2002
                            ------------------------------------------            ------------------------
                     Reserve as of                       Reserve as of                       Reserve as of
                 December 29, 2001        Costs paid    March 30, 2002        Costs paid     June 29, 2002
                            ------            ------            ------            ------            ------
Occupancy                   $1,854            $  254            $1,600            $  202            $1,398
Employee related               331                73               258                71               187
                            ------            ------            ------            ------            ------
  Total                     $2,185            $  327            $1,858            $  273            $1,585
                            ======            ======            ======            ======            ======

During the thirteen weeks ended June 29, 2002, we were successful in subletting the facility covered under the "Occupancy" heading for the remaining lease term. Management believes that the remaining reserve at June 29, 2002 appropriately reflects the Company's lease commitment exposure in light of the sub-lease arrangement and that the total reserve is adequate and not excessive.

8. New Accounting Pronouncements

In July 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. It is to be implemented for restructuring or disposal activities occurring after December 31, 2001. The Company's fiscal 2001 restructuring activities, as described in
Note 7, occurred prior to the effective date of SFAS No. 146 and were therefore accounted for under previously promulgated accounting guidance then in effect - specifically, EITF Consensus No. 94-3 "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to inventories, restructuring costs, bad debts, intangible assets, income taxes, debt service and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant judgements and estimates and are therefore particularly important to an understanding of our results of operations and financial position.

As described in the Notes to the Condensed Consolidated Financial Statements, we sell our products both directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale, while revenue from wholesale customers is recognized when shipped. Customers, be they retail or wholesale, do have the right to return product to us in certain limited situations. Such rights of return have not precluded revenue recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this estimate is also subject to change.

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

We have a significant deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and is, in essence, a future tax deduction for us. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future, we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results.

In fiscal 2001, we closed our distribution facility in Utah and recorded a restructuring charge. Part of the restructuring charge related to the lease commitment that we have through 2005. In connection with the restructuring, we did not record the entire lease commitment as a liability because we believed we would be able to sublet the facility. During the thirteen weeks ended June 29, 2002, we were successful in subletting the facility for the remaining lease term. Management believes that the remaining reserve at June 29, 2002 is adequate and not excessive.

Performance Measures

We measure the performance of our retail and wholesale segments through a segment margin calculation, which specifically identifies not only gross profit on the sales of products through the two channels but also costs and expenses specifically related to each segment.

Fluctuations in Quarterly Operating Results

We have experienced, and may experience in the future, fluctuations in our quarterly operating results. There are numerous factors that can contribute to these fluctuations; however, the principal factors have been seasonality and new store openings.

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

RESULTS OF OPERATIONS

Sales

Sales increased 30.6% to $81.3 million for the thirteen weeks ended June 29, 2002 from $62.2 million for the thirteen weeks ended June 30, 2001; and increased 23.2% to $169.5 million for the twenty-six weeks ended June 29, 2002 from $137.6 million for the twenty-six weeks ended June 30, 2001.

Wholesale sales increased 43.1% to $40.2 million for the thirteen weeks ended June 29, 2002 from $28.1 million for the thirteen weeks ended June 30, 2001; and increased 25.6% to $86.3 million for the twenty-six weeks ended June 29, 2002 from $68.7 million for the twenty-six weeks ended June 30, 2001. The increase in wholesale sales was primarily due to an increase in sales to existing customers and increasing the number of wholesale locations.

Retail sales increased 20.4% to $41.1 million for the thirteen weeks ended June 29, 2002 from $34.1 million for the thirteen weeks ended June 30, 2001; and increased 20.8% to $83.2 million for the twenty-six weeks ended June 29, 2002 from $68.9 million for the twenty-six weeks ended June 29, 2001. This growth was achieved by increasing the number of retail stores and increasing sales in catalog and Internet operations. There were 218 retail stores open as of

June 29, 2002 compared to 157 retail stores open as of June 29, 2001 and 192 retail stores open as of December 29, 2001. Comparable store and catalog and Internet sales decreased 2% for the quarter ended June 29, 2002 and decreased 1% for the twenty-six weeks ended June 29, 2002. Retail comparable store sales decreased 5% for both the thirteen weeks and the twenty-six weeks ended June 29, 2002. There were 156 retail stores included in the comparable store base as of June 29, 2002.

Gross Profit

Gross profit increased 35.7% to $43.6 million for the thirteen weeks ended June 29, 2002 from $32.1 million for the thirteen weeks ended June 30, 2001; and increased 29.1% to $89.6 million for the twenty-six weeks ended June 29, 2002 from $69.4 million for the twenty-six weeks ended June 30, 2001. As a percentage of sales, gross profit increased to 53.6% for the thirteen weeks ended June 29, 2002 from 51.6% for the thirteen weeks ended June 30, 2001; and increased to 52.9% for the twenty-six weeks ended June 29, 2002 from 50.5% for the twenty-six weeks ended June 30, 2001. The increase in the gross profit dollars in both periods was primarily attributable to the increase in sales and more efficient supply chain operations. The improvement in gross profit rate for the thirteen weeks ended June 29, 2002 compared to the thirteen weeks ended June 30, 2001 was primarily the result of improved productivity in supply chain operations. The improvement in gross profit rate for the twenty-six weeks ended June 29, 2002 compared to the twenty-six weeks ended June 30, 2001 was primarily the result of improved productivity in supply chain operations in 2002 and to supply chain inefficiencies in early 2001 that were not experienced in the first six months of 2002.

Selling Expenses

Selling expenses increased 30.8% to $22.5 million for the thirteen weeks ended June 29, 2002 from $17.2 million for the thirteen weeks ended June 30, 2001; and increased 27.2% to $43.7 million for the twenty-six weeks ended June 29, 2002 from $34.3 million for the twenty-six weeks ended June 30, 2001. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 27.6% for both the thirteen weeks ended June 29, 2002 and the thirteen weeks ended June 30, 2001; and increased to 25.8% for the twenty-six weeks ended June 29, 2002 from 25.0% for the twenty-six weeks ended June 30, 2001. The increase in selling expense in dollars for the thirteen weeks ended June 29, 2002 and in dollars and as a percentage of sales for twenty-six weeks ended June 29, 2002 was primarily related to the continued growth in the number of retail stores, from 157 as of June 30, 2001 to 218 as of June 29, 2002. The increase in selling expense as a percentage of sales is also explained by the heavy weighting of immature stores. Immature stores are generally stores that are less than four years old. Immature stores typically generate higher selling expense as a percentage of sales than stores that have been open for more than four years since fixed costs, as a percent of sales, are higher during the early sales maturation period. Excluding the sales and selling expenses of our most immature stores, the 2001 and 2002 store classes, from the thirteen and twenty-six weeks ended June 29, 2002, and the sales and selling expenses of the 2001 store class from the thirteen and twenty-six weeks ended June 30, 2001, selling expense declined as a percent of sales.

Segment Profitability

Segment profitability is sales less cost of sales and selling expenses. Segment profitability for our wholesale operations, including Europe, was $16.4 million, or 40.7% of wholesale sales, for the thirteen weeks ended June 29, 2002 compared to $10.0 million, or 35.7% of wholesale sales, for the thirteen weeks ended June 30, 2001. Segment profitability for our retail operations was $4.7 million, or 11.6% of retail sales, for the thirteen weeks ended June 29, 2002 compared to $4.9 million, or 14.4% of retail sales, for the thirteen weeks ended June 30, 2001. The increase in wholesale segment profitability for the thirteen weeks ended June 29, 2002 was primarily attributable to increased wholesale sales and improved productivity in supply chain operations. The decrease in retail segment profitability was primarily attributable to a decline in comparable store sales and operating profit in catalog and Internet operations and to an increase in preopening expenses associated with new store openings, partially offset by improved productivity in supply chain operations. We opened 16 new stores in the thirteen weeks ended June 29, 2002 compared to three new stores opened in the thirteen weeks ended June 30, 2001.

Segment profitability for our wholesale operations, including Europe, was $34.1 million, or 39.5% of wholesale sales, for the twenty-six weeks ended June 29, 2002 compared to $24.3 million, or 35.4% of wholesale sales, for the twenty-six weeks ended June 30, 2001. Segment profitability for our retail operations was $11.9 million, or 14.3% of retail sales, for the twenty-six weeks ended June 29, 2002 compared to $10.8 million, or 15.7% of retail sales, for the twenty-six weeks ended June 30, 2001. The increase in wholesale segment profitability for the twenty-six weeks ended June 29, 2002 was primarily attributable to increased wholesale sales, improved productivity in supply chain operations and to supply chain inefficiencies in early 2001 that were not experienced in the first six months of 2002. The decrease in retail segment profitability as a percentage of sales was primarily attributable to a decline in operating profit in catalog and Internet operations and to an increase in preopening expenses associated with new store openings. The increase in retail segment profitability in dollars was primarily attributable to increased retail sales, improved productivity in supply chain operations and to supply chain inefficiencies in early 2001 that were not experienced in the first six months of 2002. We opened 26 new stores in the twenty-six weeks ended June 29, 2002 compared to ten new stores opened in the twenty-six weeks ended June 30, 2001.

General And Administrative Expenses

General and administrative expenses, which consist primarily of personnel-related costs, increased 7.4% to $10.4 million for the thirteen weeks ended June 29, 2002 from $9.7 million for the thirteen weeks ended June 30, 2001; and increased 14.4% to $21.6 million for the twenty-six weeks ended June 29, 2002 from $18.9 million for the twenty-six weeks ended June 30, 2001. As a percentage of sales, general and administrative expenses decreased to 12.8% for the thirteen weeks ended June 29, 2002 from 15.5% for the thirteen weeks ended June 30, 2001; and decreased to 12.7% for the twenty-six weeks ended June 29, 2002 from 13.7% for the twenty-six weeks ended June 30, 2001. The increase in general and administrative expenses in dollars for the thirteen and twenty-six weeks ended June 29, 2002 compared to the prior year periods ended June 30, 2001 was primarily attributable to occupancy expenses associated with our new headquarters opened in May 2001, expense associated with the fiscal 2002 bonus program and to headcount additions in the second half of 2001 and first half of 2002. The decrease in general and administrative expenses as a percentage of sales for the thirteen and twenty-six weeks ended June 29, 2002 is primarily attributable to the Company's leveraging of these expenses over a larger sales base and its continued focus on expense control.

Restructuring Charge

On February 14, 2001, the Company announced plans to consolidate and restructure its distribution, manufacturing and supply chain operations. The Company's Form 10-K for the fifty-two weeks ended December 29, 2001 disclosed the principal components of this restructuring plan. An analysis of the activity within the restructuring reserve since December 29, 2001 is as follows:


                                  For the thirteen weeks ended                        For the thirteen weeks ended
                                          March 30, 2002                                       June 29, 2002
                        ------------------------------------------------               ---------------------------
                 Reserve as of                             Reserve as of                             Reserve as of
             December 29, 2001           Costs paid       March 30, 2002           Costs paid        June 29, 2002
                        ------               ------               ------               ------               ------
Occupancy               $1,854               $  254               $1,600               $  202               $1,398
Employee
related                    331                   73                  258                   71                  187
                        ------               ------               ------               ------               ------
  Total                 $2,185               $  327               $1,858               $  273               $1,585
                        ======               ======               ======               ======               ======

During the thirteen weeks ended June 29, 2002, we were successful in subletting the facility covered under the "Occupancy" heading for the remaining lease term. Management believes that the remaining reserve at June 29, 2002 appropriately reflects the Company's lease commitment exposure in light of the sub-lease arrangement and that the total reserve is adequate and not excessive.

Net Other Expense

Net other expense was $1.1 million, or 1.4% of sales, for the thirteen weeks ended June 29, 2002 compared to $3.0 million, or 4.7% of sales, for the thirteen weeks ended June 30, 2001; and $2.5 million, or 1.5% of sales, for the twenty-six weeks ended June 29, 2002 compared to $6.2 million, or 4.5% of sales, for the twenty-six weeks ended June 30, 2001. The primary component of the expense in each of these periods was interest expense, which was $1.2 million in the thirteen weeks ended June 29, 2002 compared to $3.0 million in the thirteen weeks ended June 30, 2001; and $2.5 million for the twenty-six weeks ended June 29, 2002 compared to $6.4 million for the twenty-six weeks ended June 30, 2001. Interest expense in the thirteen weeks and the twenty-six weeks ended June 29, 2002 decreased when compared to the same periods in the prior year primarily due to a reduction in the total debt outstanding from $175.5 million at June 30, 2001 to $103.5 million at June 29, 2002.

Provision For Income Taxes

The Company's effective tax rate for the thirteen and the twenty-six week periods ended June 29, 2002 and June 30, 2001 was 39%. Management estimates that such rate will remain in place for the entire year based on its current tax structure.

Liquidity And Capital Resources

Cash and cash equivalents decreased by $23.0 million compared to December 29, 2001. This decrease was primarily attributable to net cash used in investing activities of $11.7 million and debt paydowns of $11.5 million. Capital expenditures for the twenty-six weeks ended June 29, 2002, which are included in investing activities, were $13.1 million, primarily related to the capital requirements to open 26 new stores, investments in our new Home Store located in our Flagship location in South Deerfield, Massachusetts, which opened in the second quarter of 2002, and investments in manufacturing operations. Net cash used in operating activities was $0.6 million, which included $21.3 million of corporate income tax payments for fiscal 2001 and fiscal 2002.

As of June 29, 2002, we were in compliance with all covenants under our credit facility. Available borrowings under the revolving credit facility were $113.5 million. See our most recent Annual Report on Form 10-K for a description of the credit facility.

We opened twenty-six stores during the twenty-six weeks ended June 29, 2002 and we expect to open approximately 19 additional stores during the next twenty-six weeks of fiscal 2002.

We expect that the principal sources of funding for our planned store openings and other working capital needs, capital expenditures and debt service obligations will be a combination of our available cash and cash equivalents, funds generated from operations, and borrowings under our credit facility. We believe that our current funds and sources of funds will be sufficient to fund our liquidity needs for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and worldwide economic conditions. In addition, borrowings under our credit facility are dependent upon our continued compliance with the financial and other covenants contained therein.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. It is to be implemented for restructuring or disposal activities occurring after December 31, 2001. The Company's fiscal 2001 restructuring activities, as described in
Note 7, occurred prior to the effective date of SFAS No. 146 and were therefore accounted for under previously promulgated accounting guidance then in effect - specifically, EITF Consensus No. 94-3 "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity."

FUTURE OPERATING RESULTS

As referenced above, there are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein or which might adversely affect the market price of our common stock. In addition to factors generally affecting the political, economic and competitive conditions in the United States and abroad, such factors include those set forth below.

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

We expect that, as we grow, it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because preopening costs are fully expensed as incurred. In addition, our retail sales generate lower margins than our wholesale sales. Our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. In addition, if we do not effectively manage our growth, we may experience problems such as the supply chain inefficiencies that occurred in 2000 and early 2001 due to overstaffing in our manufacturing and logistics operations. These inefficiencies were corrected in 2001 through a workforce reduction and the closing of our Salt Lake City distribution center, but resulted in a decline in our gross profit in the last quarter of 2000 and a restructuring charge of $8.0 million in 2001. We cannot assure that we will continue to grow at a rate comparable to our historic growth rate or that our historic financial performance will continue as we grow.

WE FACE SIGNIFICANT COMPETITION IN THE GIFTWARE INDUSTRY. THIS COMPETITION COULD CAUSE OUR REVENUES OR MARGINS TO FALL SHORT OF EXPECTATIONS, WHICH COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND OUR ABILITY TO CONTINUE TO GROW OUR BUSINESS.

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

A MATERIAL DECLINE IN CONSUMERS' DISCRETIONARY INCOME COULD CAUSE OUR SALES AND INCOME TO DECLINE.

Our results depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the terrorist attacks on the United States or which result from the possibility of further terrorist attacks. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

BECAUSE WE ARE NOT A DIVERSIFIED COMPANY AND ARE DEPENDENT UPON ONE INDUSTRY, WE HAVE LESS FLEXIBILITY IN REACTING TO UNFAVORABLE CONSUMER TRENDS AND ADVERSE ECONOMIC CONDITIONS AND BUSINESS CYCLES.

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

IF WE LOSE OUR SENIOR EXECUTIVE OFFICERS, OUR BUSINESS COULD BE DISRUPTED AND OUR FINANCIAL PERFORMANCE COULD SUFFER.

Our success is substantially dependent upon the retention of our senior executive officers. If one or more of our senior executive officers become unable or unwilling to participate in our business, our future business and financial performance could be materially affected.

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

SEASONAL, QUARTERLY AND OTHER FLUCTUATIONS IN OUR BUSINESS, AND GENERAL INDUSTRY AND MARKET CONDITIONS, COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Our sales and operating results vary from quarter to quarter. We have historically realized higher sales and operating income in our fourth quarter, particularly in our retail business. We believe that this has been due primarily to an increase in giftware industry sales during the holiday season of the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, we may also experience quarterly fluctuations in our sales and income depending on various factors, including, among other things, the number of new retail stores we open in a particular quarter, changes in the ordering patterns of our wholesale customers during a particular quarter, and the mix of products sold. Most of our operating expenses, such as rent expense, advertising and promotional expense and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a particular quarter are below our expectations, we might not be able to proportionately reduce operating expenses for that quarter, and therefore a sales shortfall could have a disproportionate effect on our operating results for that quarter. Further, our comparable store sales from our retail business in a particular quarter could be adversely affected by competition, economic or other general conditions or our inability to execute a particular business strategy. As a result of these factors, we may report in the future sales, operating results or comparable store sales that do not match the expectations of market analysts and investors. This could cause the trading price of our common stock to decline. In addition, broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

OUR TWO LARGEST STOCKHOLDERS, WHO ARE AFFILIATES OF FORSTMANN LITTLE & CO., EFFECTIVELY CONTROL US AND THEIR INTERESTS MAY CONFLICT WITH THOSE OF OTHER STOCKHOLDERS.

Partnerships affiliated with Forstmann Little & Co. own approximately 40% of our outstanding common stock and effectively control us. Accordingly, they are able to:

- influence the election of our entire board of directors and, until they no longer own any shares of our common stock, they have the contractual right to nominate two directors to our board of directors,

-    influence our management and policies, and

- affect the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, even where the transaction is not in the best interests of all stockholders.

They may also be able to prevent or cause a change in control of Yankee Candle and may be able to amend our Articles of Organization and By-Laws. The interests of the Forstmann Little partnerships may conflict with the interests of the other holders of common stock.

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

We have pledged substantially all of our assets to secure our obligations under our credit agreement. Subject to restrictions contained in our credit agreement, we may incur additional indebtedness in the future. However, due to the pledge of our assets, a creditor lending to us on a senior unsecured basis will be effectively subordinated to our bank lenders. This could limit our ability to obtain, or obtain on favorable terms, and may make it more costly to obtain additional debt financing outside of our credit agreement. While we do not expect to require additional financing prior to the expiration of our credit agreement, if we needed to do so the inability to obtain additional financing on favorable terms could adversely impact our results of operations and inhibit our ability to realize our growth strategy.

WE DO NOT CURRENTLY INTEND TO PAY DIVIDENDS ON OUR CAPITAL STOCK.

We have never paid a cash dividend on our common stock as a public company and we do not intend to pay any cash dividends in the foreseeable future. Instead we intend to retain earnings for the future operation of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, our financial condition, contractual and legal restrictions and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement, we may not declare or pay dividends on our common stock unless our ratio of consolidated total debt to consolidated EBITDA is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we meet this requirement, we do not currently intend to pay dividends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. We bear this risk in our outstanding debt. At June 29, 2002, there was $103.5 million of debt outstanding, which consisted of $67.0 million in term loans and $36.5 million from our revolving credit facility. Because this debt carries a variable interest rate pegged to market indices, our results of operations and cash flows are exposed to changes in interest rates.

We buy a variety of raw materials for inclusion in our products. The only raw material that we consider to be of a commodity nature is wax. Wax is a petroleum-based product; however, its market price has not historically fluctuated with the movement of oil prices. Rather, over the past five years wax prices have moved with inflation.

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

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 2002 Annual Meeting of Stockholders (the "Annual Meeting") on June 12, 2002. At the Annual Meeting, the following matters were submitted to a vote of the stockholders and the following actions were taken with respect thereto:

         The stockholders elected Sandra J. Horbach, Emily Woods and Craig W. Rydin as Class III directors of the Company, to serve until the 2005 Annual Meeting or until their successors are duly elected and qualified. According to the report of the Inspector of Election, holders of 51,453,585 shares of common stock voted to elect Ms. Horbach. Holders of 51,430,369 shares of common stock voted to elect Ms. Woods. Holders of 49,484,252 shares of common stock voted to elect Mr. Rydin. In addition to Ms. Horbach, Ms. Woods and Mr. Rydin, the following directors currently hold office for terms which extend beyond the date of the Annual Meeting: Theodore J. Forstmann, Dale F. Frey, Michael J. Kittredge, Jamie C. Nicholls, Michael S. Ovitz, Ronald L. Sargent and Robert R. Spellman.

         The stockholders voted to ratify the appointment of Deloitte & Touche L.L.P. as the Company's independent auditors for the current fiscal year by a vote of 51,190,495 shares of common stock in favor, 299,971 shares of common stock against, and 9,514 shares of common stock abstaining.

         No other matters were submitted to a vote of the stockholders at the Annual Meeting.

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 99.1 Certification of Craig W. Rydin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification of Robert R. Spellman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  On April 1, 2002, in connection with its filing of a Registration Statement on Form S-3 (SEC File No. 333-83368), as amended, the Company filed a Report on Form 8-K in order to disclose certain financial information provided in the Registration Statement, including Management's updated expectations regarding the Company's financial performance for the first fiscal quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE YANKEE CANDLE COMPANY, INC.



Date: August 13, 2002               By: /s/ Robert R. Spellman
                                    Senior Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial Officer)