Form 10-Q
period 2002-09-28
YANKEE CANDLE CO INC
filed 2002-11-12
CIK 1084242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 28, 2002

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

             Yes     X                  No
                  -------                  ---------


The registrant had 54,359,460 shares of Common Stock, par value $0.01, outstanding as of November 11, 2002.

THE YANKEE CANDLE COMPANY, INC.
                  FORM 10-Q - Quarter Ended September 28, 2002

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. and its subsidiaries (the "Company", "we", and "us") or its management "believes", "expects", "anticipates", "plans" and similar expressions, that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                Table of Contents


ITEM                                                                                      PAGE
----                                                                                      -----

PART I.  Financial Information
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         as of September 28, 2002 and December 29, 2001                                       3

         Condensed Consolidated Statements of Operations for the Thirteen
         and Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001                4

         Condensed Consolidated Statements of Cash Flows for the
         Thirty-Nine Weeks ended September 28, 2002 and September 29, 2001                    5

         Notes to the Condensed Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          16

Item 4.  Controls and Procedures                                                             16

PART II. Other Information

Item 1.  Legal Proceedings                                                                   17

Item 2.  Changes in Securities and Use of Proceeds                                           17

Item 3.  Defaults Upon Senior Securities                                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                                 17

Item 5.  Other Information                                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                                    17

Signatures                                                                                   17

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                      September 28,     December 29,
                                                                                               2002             2001
                                                                                      -------------     ------------
                                                                                        (Unaudited)
                                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $  10,022        $  30,531
     Accounts receivable, less allowance of $325 at September 28, 2002
      and December 29, 2001                                                                  33,784           23,141
     Inventory                                                                               50,322           23,680
     Prepaid expenses and other current assets                                                6,884            4,340
     Deferred tax assets                                                                      3,544            3,544
                                                                                          ---------        ---------

TOTAL CURRENT ASSETS                                                                        104,556           85,236

PROPERTY, PLANT AND EQUIPMENT-NET                                                           110,553          103,975
MARKETABLE SECURITIES                                                                           862              961
DEFERRED FINANCING COSTS                                                                      1,980            2,815
DEFERRED TAX ASSETS                                                                         118,029          127,029
OTHER ASSETS                                                                                    394            1,268
                                                                                          ---------        ---------

TOTAL ASSETS                                                                              $ 336,374        $ 321,284
                                                                                          =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                     $  26,233        $  19,044
     Accrued payroll                                                                          9,901            9,170
     Accrued income taxes                                                                         -           14,462
     Other accrued liabilities                                                               11,919           12,367
     Current portion of long-term debt                                                       32,000           31,500
                                                                                            -------        ---------

TOTAL CURRENT LIABILITIES                                                                    80,053           86,543

DEFERRED COMPENSATION OBLIGATION                                                                799            1,055
LONG TERM DEBT - Less current portion                                                        78,622           83,500
DEFERRED RENT                                                                                 2,658            2,082

STOCKHOLDERS' EQUITY:
     Common stock                                                                             1,042            1,041
     Additional paid-in capital                                                             225,544          224,850
     Treasury stock                                                                       (213,752)        (213,752)
     Retained earnings                                                                      161,757          137,025
     Unearned stock compensation                                                              (136)            (522)
     Accumulated other comprehensive loss                                                     (213)            (538)
                                                                                          --------         --------
TOTAL STOCKHOLDERS' EQUITY                                                                  174,242          148,104
                                                                                          --------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 336,374        $ 321,284
                                                                                          =========        =========


See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                            For the Thirteen Weeks Ended      For the Thirty-Nine Weeks Ended
                                                            September 28,    September 29,     September 28,      September 29,
                                                                     2002             2001              2002               2001
                                                                     ----             ----              ----               ----
  Sales                                                           $99,037          $84,939          $268,517           $222,489
  Cost of goods sold                                               44,840           39,910           124,688            108,057
                                                                  -------          -------          --------           --------

  Gross profit                                                     54,197           45,029           143,829            114,432
  Selling expenses                                                 23,634           18,657            67,305             52,989
  General and administrative expenses                              10,818           10,093            32,383             28,938
  Restructuring charge                                                 --               --                --              8,000
                                                                  -------          -------          --------           --------

  Income from operations                                           19,745           16,279            44,141             24,505
  Interest income                                                      (2)              (4)              (20)               (64)
  Interest expense                                                  1,253            2,401             3,719              8,773
  Other (income) expense                                             (108)              28              (102)              (100)
                                                                  -------          -------          --------           --------

  Income before provision for income taxes                         18,602           13,854            40,544             15,896
  Provision for income taxes                                        7,254            5,403            15,812              6,200
                                                                  -------          -------          --------           --------

  Net income                                                      $11,348          $ 8,451          $ 24,732           $  9,696
                                                                  =======          =======          ========           ========

  Basic earnings per share                                          $0.21            $0.16             $0.46              $0.18
                                                                    =====            =====             =====              =====

  Diluted earnings per share                                        $0.21            $0.16             $0.45              $0.18
                                                                    =====            =====             =====              =====

  Weighted average shares:
       Basic                                                       53,882           53,309            53,798             53,514
                                                                   ======           ======            ======             ======

       Diluted                                                     54,652           54,506            54,724             54,661
                                                                   ======           ======            ======             ======

  See notes to Condensed Consolidated Financial Statements

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          FOR THE THIRTY-NINE WEEKS ENDED
                                                                                          -------------------------------
                                                                                           September 28,  September 29,
                                                                                                    2002             2001
                                                                                                    ----             ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $ 24,732         $  9,696
  Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                                                   12,635           10,271
  Impairment                                                                                          --            2,124
  Unrealized loss on marketable securities                                                           195              137
  Non-cash stock compensation                                                                        386              408
  Deferred taxes                                                                                   9,000            9,000
  (Gain) loss on disposal of fixed assets and classic vehicles                                       (99)               8

  Changes in assets and liabilities:
       Accounts receivable                                                                       (10,514)         (12,909)
       Inventory                                                                                 (26,432)          (9,190)
       Prepaid expenses and other assets                                                          (2,121)          (9,801)
       Accounts payable                                                                            7,174            6,213
       Accrued expenses and other liabilities                                                    (13,876)          (7,561)
                                                                                                --------         --------

  NET CASH FROM OPERATING ACTIVITIES                                                               1,080           (1,604)
                                                                                                --------         --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                                        (19,449)         (22,569)
       Investments in marketable securities                                                         (359)            (167)
       Proceeds from sale of fixed assets and classic vehicles                                     1,666              230
       Proceeds from sale of marketable securities                                                   263              255
                                                                                                --------         --------

  NET CASH FROM INVESTING ACTIVITIES                                                             (17,879)         (22,251)
                                                                                                --------         --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock on option exercises                                    695               --
       Net borrowings (repayments) under bank credit agreements and other                         19,030           41,534
       Principal payments on long-term debt                                                     (23,500)          (22,500)
       Payments for redemption of common stock                                                        --             (764)
                                                                                                --------         --------

  NET CASH FROM FINANCING ACTIVITIES                                                              (3,775)          18,270
                                                                                                --------         --------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             65              (14)
                                                                                                --------         --------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (20,509)           (5,599)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  30,531           13,297
                                                                                                --------         --------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 10,022         $  7,698
                                                                                                ========         ========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                                      $3,560           $8,888
    Income taxes                                                                                  21,670           14,389

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

In August 2001, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement amends the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement, which excludes goodwill from its scope, establishes the methodology to be used for evaluating (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale, and (iii) long-lived assets to be disposed of by sale, for both ongoing and discontinued operations. In addition, SFAS No. 144 broadens the treatment of discontinued operations to include components of an entity rather than just segments of a business. SFAS No. 144 was adopted by the Company in the first quarter of fiscal 2002, and did not have any impact on the Company's financial position and results of operations.


2.   INVENTORIES

Inventories are stated at the lower of cost or market on a last-in first-out ("LIFO") basis.


The components of inventory were as follows:

                                         September 28,     December 29,
                                             2002             2001
                                         -------------     ------------

Finished goods                             $ 44,746           $19,523
Work-in-process                                 804               275
Raw materials and packaging                   5,375             4,485
                                           --------           -------
                                             50,925            24,283
Less LIFO reserve                              (603)             (603)
                                           --------           -------
                                           $ 50,322           $23,680
                                           =-======           =======

3.   INCOME TAXES

The Company's effective tax rate in the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001 was 39%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year. Management re-evaluates the Company's effective tax rate on a quarterly basis.

4.   EARNINGS PER SHARE

Under SFAS No. 128, the Company provides dual presentation of earnings per share ("EPS") on a basic and diluted basis. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of certain shares subject to stock options and certain contingently returnable shares. The number of common stock equivalents which could have diluted basic earnings per share, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 304 for the thirteen and thirty-nine weeks ended September 28, 2002 and 259 and 331 for the thirteen and thirty-nine weeks ended September 29, 2001, respectively. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares.


                                                      Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                      --------------------              -----------------------
                                                September  28,     September 29,    September  28,     September 29,
                                                ---------------    --------------   ---------------    -------------
                                                     2002              2001              2002              2001
                                                     ----              ----              ----              ----
  Weighted average basic shares outstanding         53,882            53,309            53,798            53,514
  Contingently returnable shares and shares
  issuable pursuant to stock option grants             770             1,197               926             1,147
                                                    ------            ------            ------            ------
  Weighted average diluted shares outstanding       54,652            54,506            54,724            54,661
                                                    ======            ======            ======            ======


5.   COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during the period except those resulting from transactions with owners of the Company. It has two components: net income and other comprehensive income (loss). Comprehensive income, net of related tax effects, is as follows:


                                                           Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                      --------------------------------   --------------------------------
                                                       September 28,     September 29,    September 28,     September 29,
                                                      --------------    --------------   --------------    -------------
                                                              2002              2001             2002              2001
                                                              ----              ----             ----              ----
   Net income                                              $11,348            $8,451          $24,732            $9,696
   Other comprehensive income (loss):
        Foreign currency translation adjustment                 52               288              325              (74)
                                                           -------            ------          -------            ------
   Total other comprehensive income (loss)                      52               288              325              (74)
                                                           -------            ------          -------            -----
   Comprehensive income                                    $11,400            $8,739          $25,057            $9,622
                                                           =======            ======          =======            ======


Accumulated other comprehensive loss reported on the Company's Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments.

6.       SEGMENT INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (its CEO) currently reviews the results of the Company and its subsidiaries' businesses. The Company has two reportable segments - retail and wholesale. The identification of these segments results from management's recognition that while the product produced is similar, the type of customer for the product and services and the methods used to distribute the product are different.

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


                                                                                                               Balance per
                                                                                                                 Condensed
Thirteen Weeks                                                                         Unallocated/           Consolidated
Ended                                                                                    Corporate/         Statements of
September 28, 2002                                          Retail        Wholesale           Other             Operations
------------------                                          ------        ---------           -----             ----------
Sales                                                      $45,843          $53,194       $     --                $ 99,037
Gross profit                                                28,809           25,388             --                  54,197
Operating margin                                             7,980           22,583        (10,818)                 19,745
Unallocated costs                                               --               --         (1,143)                 (1,143)
Income before provision for income taxes                        --               --             --                  18,602

                                                                                                               Balance per
                                                                                                                 Condensed
Thirteen Weeks                                                                         Unallocated/           Consolidated
Ended                                                                                    Corporate/         Statements of
September 29, 2001                                          Retail       Wholesale            Other             Operations
------------------                                          ------       ---------            -----             ----------
Sales                                                      $40,661         $44,278        $      --                $84,939
Gross profit                                                25,163          19,866               --                 45,029
Operating margin                                             8,681          17,691          (10,093)                16,279
Unallocated costs                                               --              --           (2,425)                (2,425)
Income before provision for income taxes                        --              --               --                 13,854


                                                                                                                Balance per
                                                                                                                  Condensed
Thirty-Nine Weeks                                                                      Unallocated/            Consolidated
Ended                                                                                    Corporate/          Statements Of
September 28, 2002                                          Retail        Wholesale           Other              Operations
------------------                                        --------        ---------    ------------          --------------
Sales                                                     $129,059         $139,458       $      --                $268,517
Gross profit                                                79,111           64,718              --                 143,829
Operating margin                                            19,846           56,678         (32,383)                 44,141
Unallocated costs                                               --               --          (3,597)                 (3,597)
Income before provision for income taxes                        --               --              --                  40,544


                                                                                                               Balance per
                                                                                                                 Condensed
Thirty-Nine Weeks                                                                      Unallocated/           Consolidated
Ended                                                                                    Corporate/          Statements of
September 29, 2001                                          Retail        Wholesale           Other             Operations
------------------                                          ------        ---------           -----             ----------
Sales                                                     $109,531         $112,958       $      --               $222,489
Gross profit                                                66,029           48,403              --                114,432
Operating margin                                            19,477           41,966         (36,938)                24,505
Unallocated costs                                               --               --          (8,609)                (8,609)
Income before provision for income taxes                        --               --              --                 15,896

7. RESTRUCTURING CHARGE

On February 14, 2001, the Company announced plans to consolidate and restructure its distribution, manufacturing and supply chain operations. The Company's Form 10-K for the fifty-two weeks ended December 29, 2001 disclosed the principal components of this restructuring plan. An analysis of the activity within the restructuring reserve since December 29, 2001 is as follows:



                For the thirteen weeks ended   For the thirteen Weeks Ended         For the thirteen weeks ended
                       March 30, 2002                 June 29, 2002                      September 28, 2002
               ------------------------------  ----------------------------  ---------------------------------------------

                   Reserve as of                Reserve as of                Reserve as of                   Reserve as of
               December 29, 2001   Costs Paid  March 30, 2002  Costs Paid    June 29, 2002  Costs Paid  September 28, 2002
               -----------------   ----------  --------------  ----------    -------------  ----------  ------------------

Occupancy               $  1,854         $254          $1,600        $202           $1,398        $175              $1,223
Employee
related                      331           73             258          71              187          70                 117
                        --------         ----          ------        ----           ------       -----              ------
  Total                 $  2,185         $327          $1,858        $273           $1,585       $ 245              $1,340
                        ========         ====          ======        ====           ======       =====              ======


During the second quarter of fiscal 2002, the Company was successful in subletting the facility covered under the "Occupancy" heading for the remaining lease term. Management believes that the remaining reserve at September 28, 2002 appropriately reflects the Company's lease commitment exposure in light of the sub-lease arrangement and that the total reserve is adequate and not excessive.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to inventories, restructuring costs, bad debts, intangible assets, income taxes, debt service and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgements and are therefore particularly important to an understanding of our results of operations and financial position.

As described in the Notes to the Condensed Consolidated Financial Statements, we sell our products both directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale, while revenue from wholesale customers is recognized when shipped. Customers, be they retail or wholesale, do have the right to return product to us in certain limited situations. Such rights of return have not precluded revenue recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves would affect our operating results.

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In addition, our inventory is stated at the lower of cost or market on a last-in first-out ("LIFO") basis. Fluctuations in inventory levels along with the cost of raw materials could impact the carrying value of our inventory.

We have a significant deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and is a future tax deduction for us. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future, we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results.

In fiscal 2001, we closed our distribution facility in Utah, recorded a restructuring charge and established a reserve for future expenses related to the restructuring. Part of the restructuring charge related to the lease commitment that we have through 2005. In connection with the restructuring, we did not record the entire lease commitment as a liability because we believed we would be able to sublet the facility. During the second quarter of fiscal 2002, we were successful in subletting the facility for the remaining lease term. Management believes that the remaining reserve at September 28, 2002 is adequate and not excessive.

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

Seasonality. We have historically realized higher revenues and operating income in our fourth quarter, particularly in our retail business. We believe that this has been due primarily to the increase in the number of our retail stores and to increased sales in the giftware industry during the holiday season of the fourth quarter.

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

RESULTS OF OPERATIONS

SALES

Sales increased 16.6% to $99.0 million for the thirteen weeks ended September 28, 2002 from $84.9 million for the thirteen weeks ended September 29, 2001; and increased 20.7% to $268.5 million for the thirty-nine weeks ended September 28, 2002 from $222.5 million for the thirty-nine weeks ended September 29, 2001.

Wholesale sales increased 20.1% to $53.2 million for the thirteen weeks ended September 28, 2002 from $44.3 million for the thirteen weeks ended September 29, 2001; and increased 23.4% to $139.5 million for the thirty-nine weeks ended September 28, 2002 from $113.0 million for the thirty-nine weeks ended September 29, 2001. The increase in wholesale sales was primarily due to the increase in the number of wholesale locations and to an increase in sales to existing customers.

Retail sales increased 12.7% to $45.8 million for the thirteen weeks ended September 28, 2002 from $40.7 million for the thirteen weeks ended September 29, 2001; and increased 17.8% to $129.1 million for the thirty-nine weeks ended September 28, 2002 from $109.5 million for the thirty-nine weeks ended September 29, 2001. This growth was achieved by increasing the number of retail stores and increasing sales in catalog and Internet operations. There were 236 retail stores open as of September 28, 2002 compared to 182 retail stores open as of September 29, 2001 and 192 retail stores open as of December 29, 2001. Comparable store and catalog and Internet sales decreased 8% for the thirteen weeks ended September 28, 2002 as compared to the thirteen weeks ended September 29, 2001 and decreased 3% for the thirty-nine weeks ended September 28, 2002 as compared to the thirty-nine weeks ended September 29, 2001. Retail comparable store sales decreased 9% for the thirteen weeks ended September 28, 2002 as compared to the thirteen weeks ended September 29, 2001 and decreased 6% for the thirty-nine weeks ended September 28, 2002 as compared to the thirty-nine weeks ended September 29, 2001. There were 168 retail stores included in the comparable store base as of September 28, 2002.

GROSS PROFIT

Gross profit increased 20.4% to $54.2 million for the thirteen weeks ended September 28, 2002 from $45.0 million for the thirteen weeks ended September 29, 2001; and increased 25.7% to $143.8 million for the thirty-nine weeks ended September 28, 2002 from $114.4 million for the thirty-nine weeks ended September 29, 2001. As a percentage of sales, gross profit increased to 54.7% for the thirteen weeks ended September 28, 2002 from 53.0% for the thirteen weeks ended September 29, 2001; and increased to 53.6% for the thirty-nine weeks ended September 28, 2002 from 51.4% for the thirty-nine weeks ended September 29, 2001. The increase in the gross profit dollars in both periods was primarily attributable to the increase in sales and more efficient supply chain operations. The improvement in gross profit rate for the thirteen weeks ended September 28, 2002 compared to the thirteen weeks ended September 29, 2001 was primarily the result of improved productivity in supply chain operations. The improvement in gross profit rate for the thirty-nine weeks ended September 28, 2002 compared to the thirty-nine weeks ended September 29, 2001 was primarily the result of improved productivity in supply chain operations in 2002 and to supply chain inefficiencies in early 2001 that were not experienced in the first nine months of 2002.

SELLING EXPENSES

Selling expenses increased 26.7% to $23.6 million for the thirteen weeks ended September 28, 2002 from $18.7 million for the thirteen weeks ended September 29, 2001; and increased 27.0% to $67.3 million for the thirty-nine weeks ended September 28, 2002 from $52.9 million for the thirty-nine weeks ended September 29, 2001. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 23.9% for the thirteen weeks ended September 28, 2002 from 22.0% for the thirteen weeks ended September 29, 2001; and increased to 25.1% for the thirty-nine weeks ended September 28, 2002 from 23.8% for the thirty-nine weeks ended September 29, 2001. The increase in selling expense in dollars and as a percentage of sales for the thirteen and thirty-nine weeks ended September 28, 2002 was primarily related to the continued growth in the number of retail stores, from 182 as of September 29, 2001 to 236 as of September 28, 2002. The increase in selling expense as a percentage of sales is also explained by the decrease in retail comparable store sales and by the heavy weighting of immature stores. Immature stores are generally stores that are less than four years old. Immature stores typically generate higher selling expense as a percentage of sales than stores that have been open for more than four years since fixed costs, as a percent of sales, are higher during the early sales maturation period. Excluding the sales and selling expenses of our most immature stores, the 2001 and 2002 store classes, selling expenses as a percentage of sales were 19.5% and 21.4% for the thirteen and thirty-nine weeks ended September 28, 2002, respectively, compared to 20.6% and 23.0% for the thirteen and thirty-nine weeks ended September 29, 2001, respectively.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $22.6 million, or 42.4% of wholesale sales, for the thirteen weeks ended September 28, 2002 compared to $17.7 million, or 40.0% of wholesale sales, for the thirteen weeks ended September 29, 2001. Segment profitability for our retail operations was $8.0 million, or 17.4% of retail sales, for the thirteen weeks ended September 28, 2002 compared to $8.7 million, or 21.4% of retail sales, for the thirteen weeks ended September 29, 2001. The increase in wholesale segment profitability for the thirteen weeks ended September 28, 2002 was primarily attributable to increased wholesale sales and improved productivity in supply chain operations. The decrease in retail segment profitability was primarily attributable to a decline in retail comparable store sales and a decline in operating profit in catalog and Internet operations, partially offset by improved productivity in supply chain operations.

Segment profitability for our wholesale operations, including Europe, was $56.7 million, or 40.6% of wholesale sales, for the thirty-nine weeks ended September 28, 2002 compared to $42.0 million, or 37.2% of wholesale sales, for the thirty-nine weeks ended September 29, 2001. Segment profitability for our retail operations was $19.8 million, or 15.4% of retail sales, for the thirty-nine weeks ended September 28, 2002 compared to $19.5 million, or 17.8% of retail sales, for the thirty-nine weeks ended September 29, 2001. The increase in wholesale segment profitability for the thirty-nine weeks ended September 28, 2002 was primarily attributable to increased wholesale sales, improved productivity in supply chain operations and to supply chain inefficiencies in early 2001 that were not experienced in the first nine months of 2002. The decrease in retail segment profitability as a percentage of sales was primarily attributable to a decline in retail comparable store sales, a decline in operating profit in catalog and Internet operations and an increase in preopening expenses associated with new store openings, partially offset by improved productivity in supply chain operations. We opened 44 new stores in the thirty-nine weeks ended September 28, 2002 compared to 35 new stores opened in the thirty-nine weeks ended September 29, 2001. The increase in retail segment profitability in dollars was primarily attributable to increased retail sales, improved productivity in supply chain operations and to supply chain inefficiencies in early 2001 that were not experienced in the first nine months of 2002.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs, increased 7.2% to $10.8 million for the thirteen weeks ended September 28, 2002 from $10.1 million for the thirteen weeks ended September 29, 2001; and increased 11.9% to $32.4 million for the thirty-nine weeks ended September 28, 2002 from $28.9 million for the thirty-nine weeks ended September 29, 2001. As a percentage of sales, general and administrative expenses decreased to 10.9% for the thirteen weeks ended September 28, 2002 from 11.9% for the thirteen weeks ended September 29, 2001; and decreased to 12.1% for the thirty-nine weeks ended September 28, 2002 from 13.0% for the thirty-nine weeks ended September 29, 2001. The increase in general and administrative expenses in dollars for the thirteen and thirty-nine weeks ended September 28, 2002 compared to the thirteen and thirty-nine weeks ended September 29, 2001 was primarily attributable to headcount additions in the latter part of 2001 and in 2002 and to bonus program accruals for fiscal 2002 that assume a higher payout rate than was achieved for fiscal 2001. The increase in general and administrative dollars for the thirty-nine weeks ended September 28, 2002 was also attributable to occupancy expenses associated with our new headquarters opened in May 2001. The decrease in general and administrative expenses as a percentage of sales for the thirteen and thirty-nine weeks ended September 28, 2002 is primarily attributable to the Company's leveraging of these expenses over a larger sales base and its continued focus on expense control.

RESTRUCTURING CHARGE

On February 14, 2001, the Company announced plans to consolidate and restructure its distribution, manufacturing and supply chain operations. The Company's Form 10-K for the fifty-two weeks ended December 29, 2001 disclosed the principal components of this restructuring plan. An analysis of the activity within the restructuring reserve since December 29, 2001 is as follows:





                 For the thirteen weeks ended  For the thirteen Weeks Ended           For the thirteen weeks ended
                       March 30, 2002                  June 29, 2002                        September 28, 2002
               ------------------------------  ----------------------------  ---------------------------------------------

                   Reserve as of                Reserve as of                Reserve as of                   Reserve as of
               December 29, 2001   Costs Paid  March 30, 2002  Costs Paid    June 29, 2002  Costs Paid  September 28, 2002
               -----------------   ----------  --------------  -----------   -------------  ----------  ------------------
Occupancy               $  1,854         $254          $1,600         $202          $1,398        $175              $1,223
Employee
related                      331           73             258           71             187          70                 117
                        --------         ----          ------         ----          ------       -----              ------
  Total                 $  2,185         $327          $1,858         $273          $1,585       $ 245              $1,340
                        ========         ====          ======         ====          ======       =====              ======


During the second quarter of fiscal 2002, we were successful in subletting the facility covered under the "Occupancy" heading for the remaining lease term. Management believes that the remaining reserve at September 28, 2002 appropriately reflects the Company's lease commitment exposure in light of the sub-lease arrangement and that the total reserve is adequate and not excessive.

NET OTHER EXPENSE

Net other expense was $1.1 million, or 1.2% of sales, for the thirteen weeks ended September 28, 2002 compared to $2.4 million, or 2.9% of sales, for the thirteen weeks ended September 29, 2001; and $3.6 million, or 1.3% of sales, for the thirty-nine weeks ended September 28, 2002 compared to $8.6 million, or 3.9% of sales, for the thirty-nine weeks ended September 29, 2001. The primary component of the expense in each of these periods was interest expense, which was $1.3 million in the thirteen weeks ended September 28, 2002 compared to $2.4 million in the thirteen weeks ended September 29, 2001; and $3.7 million for the thirty-nine weeks ended September 28, 2002 compared to $8.8 million for the thirty-nine weeks ended September 29, 2001. Interest expense in the thirteen weeks and the thirty-nine weeks ended September 28, 2002 decreased when compared to the same periods in the prior year primarily due to a reduction in the total bank debt outstanding from $176.5 million at September 29, 2001 to $110.5 million at September 28, 2002.



PROVISION FOR INCOME TAXES

The Company's effective tax rate for the thirteen and the thirty-nine week periods ended September 28, 2002 and September 29, 2001 was 39%. Management estimates that such rate will remain in place for the entire year based on its current tax structure. Management re-evaluates the Company's effective tax rate on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $20.5 million compared to December 29, 2001. This decrease was primarily attributable to seasonal increases in inventory and accounts receivable, net cash used in investing activities of $17.9 million, final payments of corporate income taxes for fiscal 2001 and net debt paydowns of $4.5 million. Capital expenditures for the thirty-nine weeks ended September 28, 2002, which are included in investing activities, were $19.4 million, primarily related to the capital requirements to open 44 new stores, investments in our new Yankee Candle Home store located in our Flagship location in South Deerfield, Massachusetts, which opened in the second quarter of 2002, and investments in manufacturing operations. Net cash provided by operating activities was $1.1 million for the thirty-nine weeks ended September 28, 2002, which included $21.7 million of corporate income tax payments for fiscal 2001 and fiscal 2002.

As of September 28, 2002, we were in compliance with all covenants under our credit facility. Available borrowings under the revolving credit facility were $98.5 million. See our most recent Annual Report on Form 10-K for a description of the credit facility.

We opened 44 stores during the thirty-nine weeks ended September 28, 2002 and we expect to open up to three additional stores during the final thirteen weeks of fiscal 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. It is to be implemented for restructuring or disposal activities occurring after December 31, 2001. Our fiscal 2001 restructuring activities, as described in Note 7, occurred prior to the effective date of SFAS No. 146 and were therefore accounted for under previously promulgated accounting guidance then in effect - specifically, EITF Consensus No. 94-3 "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity."

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

A MATERIAL DECLINE IN CONSUMERS' DISCRETIONARY INCOME COULD CAUSE OUR SALES AND INCOME TO DECLINE.

Our results depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the September 2001 terrorist attacks on the United States or which result from the possibility of further terrorist attacks. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

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

We have pledged substantially all of our assets to secure our obligations under our credit agreement. Subject to restrictions contained in our credit agreement, we may incur additional indebtedness in the future. However, due to the pledge of our assets, a creditor lending to us on a senior unsecured basis would be effectively subordinated to our bank lenders. This could limit our ability to obtain, or obtain on favorable terms, and may make it more costly to obtain additional debt financing outside of our credit agreement. While we do not expect to require additional financing prior to the expiration of our credit agreement, if we need to do so and are unable to obtain additional financing on favorable terms, this could adversely impact our results of operations and inhibit our ability to realize our growth strategy.

WE DO NOT CURRENTLY INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

We have never paid a cash dividend on our common stock as a public company and we do not intend to pay any cash dividends in the foreseeable future. Instead we intend to retain earnings for the future operation of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, our financial condition, contractual and legal restrictions and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement, we may not declare or pay dividends on our common stock unless our ratio of consolidated total bank debt to consolidated EBITDA is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we meet this requirement, we do not currently intend to pay dividends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. We bear this risk in our outstanding bank debt. At September 28, 2002, there was $110.5 million of bank debt outstanding, which consisted of $59.0 million in term loans and $51.5 million from our revolving credit facility. Because this bank debt carries a variable interest rate pegged to market indices, our results of operations and cash flows are exposed to changes in interest rates.

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

Item 4.  Controls and Procedures

         (a.) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
         1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are
         (i) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) operating in an effective manner.

         (b.) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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


              (b) Reports on Form 8-K
                  None

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE YANKEE CANDLE COMPANY, INC.


                                            ------------------------------------
Date: November 12, 2002                     By: /s/ Robert R. Spellman
                                            Senior Vice President, Finance
                                            and Chief Financial Officer
                                           (Principal Financial Officer)


                                 CERTIFICATIONS

I, Craig W. Rydin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Yankee Candle Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Craig W. Rydin
                                            ------------------------------------
Dated:  November 12, 2002                   Craig W. Rydin
                                            Chief Executive Officer



                                 CERTIFICATIONS


I, Robert R. Spellman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Yankee Candle Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Robert R. Spellman
                                            ------------------------------------
Dated:  November 12, 2002                   Robert R. Spellman
                                            Chief Financial Officer