Form 10-K
period 2002-12-28
YANKEE CANDLE CO INC
filed 2003-03-27
CIK 1084242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes |X| No | |

      Based on the closing sale price of $27.09 per share on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,472,438,482.

      On March 26, 2003 there were outstanding 54,359,460 shares of the Registrant's Common Stock.

      Documents incorporated by reference (to the extent indicated herein):

      Registrant's proxy statement (specified portions) with respect to the annual meeting of stockholders to be held on June 11, 2003 are incorporated into
Part III.

This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. and its subsidiaries ("Yankee Candle", the "Company", "we", and "us") or its management "believes", "expects", "anticipates", "plans" and similar expressions that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                           TABLE OF CONTENTS

ITEM                                                                                             PAGE
----                                                                                             ----

                                                PART I

 1.   Business .................................................................................    2
 2.   Properties ...............................................................................   11
 3.   Legal Proceedings ........................................................................   13
 4.   Submission of Matters to a Vote of Security Holders ......................................   13

                                               PART II

 5.   Market for the Company's Common Equity and Related Stockholder Matters ...................   14
 6.   Selected Financial Data ..................................................................   15
 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....   18
7A.   Quantitative and Qualitative Disclosures About Market Risks ..............................   30
 8.   Financial Statements and Supplementary Data ..............................................   31
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....   51

                                               PART III

10.   Directors and Executive Officers of the Registrant .......................................   51
11.   Executive Compensation ...................................................................   51
12.   Security Ownership of Certain Beneficial Owners and Management ...........................   52
13.   Certain Relationships and Related Transactions and Related Stockholder Matters ...........   52
14.   Controls and Procedures ..................................................................   52

                                               PART IV

15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................   52

                                     PART I

ITEM 1.   BUSINESS

We are the leading designer, manufacturer and branded marketer of premium scented candles in the growing giftware industry, based upon sales. We have a 33-year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. Our candle products are available in approximately 190 fragrances and include a wide variety of jar candles, Samplers
(R) votive candles, Tarts (R) wax potpourri, pillars and other candle products, all marketed under the Yankee Candle(R) brand. We also sell a wide range of coordinated candle accessories and branded fragranced non-candle products including Yankee Candle Car Jars(R) air fresheners, Yankee Candle(TM) Bath personal care products and various Yankee Candle(R) branded home fragrancing products including potpourri, sachets, aerosol room sprays and fabric freshener sprays. We have a vertically integrated business model that enables us to produce high quality products, provide excellent customer service and achieve cost efficiencies.

Our multi-channel distribution strategy enables us to offer Yankee Candle(R) products through a wide variety of locations and sources. We sell our products through an extensive and growing wholesale customer network of over 14,000 stores in North America, primarily in non-mall locations, and through our rapidly expanding retail store base located primarily in malls. As of December 28, 2002, we had 239 Company-owned and operated stores in 42 states. We have grown our retail store base 38% annually over the past five years and opened 45 new retail stores in each of 2000 and 2001 and 47 in 2002. In addition, our 90,000 square foot flagship store in South Deerfield, Massachusetts attracts an estimated 2.5 million visitors annually. We also sell our products directly to consumers through our catalogs and Internet web site (www.yankeecandle.com). Outside North America, we sell our products through 21 distributors in 24 countries and through our distribution center located in the United Kingdom.

Since 1997, we have experienced compound annual revenue growth of 25% and compound annual pretax income growth of 33%. Each of our distribution channels has contributed to this growth. Retail, which includes the catalog and Internet business, has achieved 32% compound annual revenue growth since 1997 and accounted for 54% of our $444.8 million total sales in 2002. Wholesale, which includes International operations and earns higher segment margins than our retail channel, has achieved 18% compound annual revenue growth since 1997 and accounted for 46% of total sales in 2002. In 2002, our revenue increased 17% as compared to 2001, and was comprised of a 13% increase in retail sales and a 22% increase in wholesale sales. In 2002, net income increased 48% compared to 2001. In 2001, we incurred an $8.0 million restructuring charge. Excluding this charge from 2001 net income, 2002 net income increased 33% compared to 2001(1). We believe our growth is primarily based on the strength of the Yankee Candle(R) brand, our commitment to product quality, the efficiency of our vertically integrated manufacturing and logistics operations and the success of our multi-channel distribution strategy.

Our internet address is www.yankeecandle.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

----------

(1) Net income increased 48% to $64.0 million in 2002 from $43.3 million in 2001. Excluding the $8.0 million restructuring charge, net of the associated tax benefit of $3.1 million, net income increased 33% to $64.0 million in 2002 from $48.2 million in 2001.

INDUSTRY OVERVIEW

Yankee Candle operates in the domestic giftware industry. The domestic giftware industry has grown at an approximately 3% compound annual growth rate from approximately $48.6 billion in 1997 to reach approximately $56.2 billion in 2002, according to preliminary figures released by Unity Marketing, an independent market research firm, in its January/February 2003 gift industry newsletter. According to Unity Marketing's most recent candle industry report issued in 2002, the domestic market for candles has grown at an approximately 6% compound annual growth rate from 1997 to 2001 to reach approximately $2.7 billion in 2001. According to Kline & Company, Inc., an international consulting firm, the premium scented candle segment, in which we compete, grew at an approximately 15% compound annual growth rate from 1997 to 2001, significantly exceeding the growth rate of the overall giftware market during that period. Kline has projected that the premium scented candle segment will continue to grow at a compound annual growth rate of approximately 7% from 2001 to 2006.

We expect the premium scented candle market to continue to grow more quickly than the total candle market based upon favorable industry factors, including the continued interest of consumers in home decor and branded gifting, and the year-round usage of branded scented candles as an affordable luxury.

PRODUCTS

We develop and introduce new products and fragrances throughout the year. We currently offer approximately 2,000 stock-keeping units (SKUs) of Yankee Candle manufactured products. Virtually all of our candle products are marketed as Yankee Candle(R) branded products primarily under the trade names Housewarmer(R), Country Kitchen(R), Country Classics(R), Home Classics(TM), A La Mode(TM), and Aroma Formula(TM) and include the following product styles:

      - Housewarmer(R)Jar Candles--scented candles in decorative glass jars; available in 22 oz., 14.5 oz., and 3.7 oz. sizes.

      -     Samplers(R) --votive candles for sampling different fragrances.

      -     Tapers -- the oldest candle style.

      - Pillars - both smooth-sided standard pillars and textured designer pillars.

      - Tarts (R) Wax Potpourri -- scented wax without wicks that releases its fragrance when melted and warmed in a potpourri pot.

      - Scented Tea Lights--small, colored and scented candles in clear cups made for home fragrancing.

      - Tart(R) Warmers -- unscented candles in aluminum cups made for potpourri pots.

      - Kindle Candles(R)-- unscented wax in a paper cup for use in a fireplace or campfire as a firestarter.

These candle products are available in a wide range of fragrances and colors. We currently have available approximately 190 fragrances for our retail stores. In addition, approximately 70 of our best-selling Housewarmer(R) fragrances are available nationwide to our wholesale customers, together with numerous special editions and seasonal fragrances. In addition to distinctive fragrances, we promote our brand through consistent product packaging and labeling and the use of a distinctive trade dress. The Yankee Candle name is typically embossed on the top of our glass containers and is clearly displayed on every product label. We also package our products in attractive gift baskets and other containers for sale in our retail stores. We offer glassware accessories and other coordinated candle-related and home decor accessories in dozens of exclusive patterns, colors and styles, including jar toppers, taper holders, pillar and jar bases, jar shades, tea light holders, potpourri burners and Samplers(R) votive candleholders.

We have continued to extend our brand into other fragranced non-candle product categories. In 2002 we launched our Yankee Candle(TM) Bath line of personal care products following a test introduction in 2001. This line includes liquid hand soap, hand lotion, body lotion, shower gel, milled soap and other bath products. Each bath product is scented to match popular Yankee Candle and other high demand fragrances, with packaging reminiscent of our Housewarmer(R) candles. Our Yankee Candle(TM) Bath products are available in up to ten fragrances. We also expanded our presence in the home fragrance market segment in 2002 by introducing several new branded fragranced products in this category, including-Yankee Candle(TM) potpourri in four fragrances, aerosol room sprays in six fragrances and fabric freshener sprays in three fragrances, and by adding several new fragrances to our Yankee Candle(TM) sachet line. In 2003 we plan to continue our efforts to leverage the Yankee Candle(R) brand by introducing new home fragrance products and offerings.

We seek to maintain a moderate price for almost all of our products in order to reinforce our customers' perception of our products as affordable. As a result, our retail prices for our core candle products generally range from $0.99 for a Tarts(R) wax potpourri to $19.99 for a 22 oz. Housewarmer(R) jar candle.

RETAIL OPERATIONS

Retail Stores

Our retail operations include retail stores, none of which are franchised, catalog and Internet operations and Chandler's restaurant. From 1997 to 2002, sales from our retail division have grown at a compound annual growth rate of 32% from $59.2 million in 1997 to $239.9 million in 2002 and increased from 40% of our total sales in 1997 to 54% in 2002. Moreover, in 2002 our retail stores that were open for the full year, excluding the South Deerfield flagship store, achieved average sales per selling square foot of $681.

We opened 47 new retail stores during 2002 and ended the year with 239 retail stores in 42 states. In addition, we are also testing airport and outlet locations on a temporary basis to determine long-term viability. In opening new stores, we target high traffic retail locations in malls, tourist destinations and selected non-mall locations, including lifestyle centers. Of our 239 retail stores, 185 are located in malls. Since the end of 2002, we closed two underperforming retail stores. Both of these stores were opened in 2000 and have operated at approximately breakeven on a cash flow basis but have not performed in line with our expectations. We plan to open approximately 45 additional stores during 2003.

The non-mall store count includes our flagship South Deerfield, MA store, which is a unique store. We believe that our flagship store is the world's largest candle and Christmas store with approximately 90,000 square feet of retail and entertainment space. This store promotes Yankee Candle's brand image and culture and is an important testing ground for our new product introductions. The store carries approximately 17,500 SKUs of gift items and generates approximately 50% of its revenues from the sale of Yankee Candle manufactured products. The store is a major tourist destination, attracting an estimated 2.5 million visitors annually, and provides visitors with a total shopping and entertainment experience including the Yankee Candlemaking Museum and a 240-seat restaurant. In June 2002, we successfully opened our Yankee Candle(TM) Home store within our South Deerfield flagship store. Yankee Candle(TM) Home showcases home goods, accessories, furnishings and decorative accents in sophisticated country decor settings. Yankee Candle products, including our candle products as well as our Yankee Candle(TM) Bath line and new home fragrance offerings, are also featured throughout the store. We believe the Yankee Candle(TM) Home Store is an important contributor to our flagship store and will enable us to test market new products and merchandising concepts.

Excluding the South Deerfield flagship store, the target size of our retail stores is approximately 1,500 square feet. The average store size for our 238 retail stores, excluding the South Deerfield store, at the end of 2002 was 1,730 square feet. We design each of our retail stores with a warm and inviting atmosphere to attract customers and provide a convenient shopping experience. Each store has candle displays sorted by color, fragrance type and product category. Our store design uses rich wood and other traditional elements to convey a high quality image that complements our product and company identity. The display fixtures hold sufficient inventory to support fast turning sales at peak season. Our retail stores other than the South Deerfield store typically offer Yankee Candle products in approximately 160 fragrances and carry approximately 1,000 SKUs of candles and approximately 375 SKUs of candle accessories.

Superior customer service and a knowledgeable employee base are key elements of our retail strategy. We emphasize formal employee training, particularly with respect to product quality, candle manufacturing and the heritage of Yankee Candle. We also have a well-developed, nine day training program for managers and assistant managers and an eight hour training program for sales associates. Our high customer service standards are an integral part of our ongoing success. Each store is responsible for implementing and maintaining these customer service standards.

Catalog and Internet

As part of our retail division we market our products through our catalogs and Internet web site. We expect both businesses to continue to grow over the next several years as a result of demographic and lifestyle changes in the consumer population, including the aging of baby boomers, decreased shopping time and a need for shopping convenience. In 2002 we mailed eight distinct catalogs. Our catalogs feature a wide selection of our most popular candle products, specialty retail candle and non-candle products, candle and home decor accessories and various branded non-candle scented products, including Car Jars(R) air fresheners, our Yankee Candle(TM) Bath personal care products and our new home fragrance offerings such as Yankee Candle(TM) potpourri, aerosol room sprays, fabric freshener sprays and sachets. We are continually seeking ways to upgrade our catalog capabilities. During 2002 we upgraded the systems supporting our catalog operations and the fulfillment software that manages both our catalog and Internet operations. We believe there are continuing opportunities to grow the catalog business by adding additional products and accessories, new catalog concepts and expanding our mailing list.

We introduced our web site in 1996, upgraded it for retail transactions in 1997 and began generating revenues in late 1997. Our web site, www.yankeecandle.com, provides our on-line customers with an easy and convenient way to purchase a wide variety of our most popular candle products, specialty retail candle and non-candle products, candle and home decor accessories and branded non-candle scented products. This web site also offers features designed to promote sales and provide enhanced customer service and convenience, including personalized guest registration, gift cards and other gift giving programs, a store locator, decorating ideas, and sites dedicated to corporate gifts, weddings and other customized purchasing opportunities. In addition to our consumer-oriented web site, we have a separate business-to-business web site dedicated to our wholesale customers which offers such features as on-line ordering, order status information, purchase history and an enhanced dealer locator program. We continually upgrade our web sites in order to better serve our retail and wholesale customers. In 2002 we introduced a personalized candle configuring capability that enables users to design and purchase their own custom-labeled Samplers(R) votive candles to commemorate special events such as weddings. We also invested in a new back-end system designed to enhance functionality, speed transactions and provide a cross-selling feature, and added other enhancements such as a gift reminder feature.

Our catalog and Internet business generated $18.1 million of sales in 2002, an increase of 20% over 2001.

WHOLESALE OPERATIONS

Our wholesale strategy focuses on gift, home decor and other image appropriate retailers. The wholesale business is a critical part of our growth strategy and, together with our other distribution channels, helps to further build our brand awareness. From 1997 to 2002, sales from our wholesale accounts have grown at a compound annual growth rate of 18% from $88.1 million in 1997 to $204.9 million in 2002 and changed from 60% to 46% of our total sales. Our wholesale customers currently have over 14,000 locations in North America, approximately 90% of which are non-mall. We believe that as a result of our strong brand name, the popularity and profitability of our products and our emphasis on customer service, our wholesale customers are extremely loyal, with approximately 60% of them having been customers for over five years. No customer accounted for more than 4% of our total sales in 2002.

The strength of our brand, the profitability and quality of our products, and our successful in-store merchandising and display system have made us the top selling brand for many of our wholesale customers. Since 1993, we have been continuously ranked first in gift store sales in the domestic candle category and have consistently been ranked either first or second in product reorders across all giftware categories by Giftbeat, a giftware industry publication. In addition, we have consistently been ranked as the most profitable product line across all giftware categories since Giftbeat introduced that survey category two years ago.

We actively seek to increase wholesale sales through our innovative product display systems, promotional programs, new products and telemarketing initiatives. We promote a "Shop Within A Shop" display system to our wholesale customers which presents our products vertically by fragrance and horizontally by color in a distinctive wood hutch. We recommend that dealers invest in a minimum of an 8- to 12-foot display system which holds $6,000 to $9,000 of Yankee Candle products at suggested retail prices. This display system enhances Yankee Candle's brand recognition in the marketplace and we believe positively impacts our wholesale sales. We have also implemented a number of promotional programs to increase the square footage dedicated to Yankee Candle products as well as the breadth of Yankee Candle products offered by our wholesale customers. For example, we promote a Fragrance of the Month program, with featured fragrance suggestions for each month. This program encourages dealers to increase their re-order schedules and implement a proven customer promotion. The promotion encourages consumers to try different fragrances and return to the stores more frequently in order to buy the Fragrance of the Month. In addition to specific promotions, we advise our wholesale customers on an ongoing basis regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences. As one example, we have introduced Yankee Candle University, a training program with in-depth courses on Yankee Candle product information, sales tactics and marketing techniques. We have also established a Wholesale Advisory Council made up of wholesale customers from across the country, which provides us with a forum for receiving invaluable feedback from our wholesale customers while also allowing us to work jointly with them to develop "best practices" and innovative ideas.

We have a selective dealer approval process, designed to apply consistent nationwide standards for all Yankee Candle dealers. As a result of these high credit standards for dealers, we had bad debt expense of only 0.1% of wholesale sales in 2002.

We use a dedicated in-house direct telemarketing sales force to service our wholesale customers. In addition, we have several account managers located in field offices across the United States to help us service our national accounts. This provides us with greater control over the sales process, and allows us to provide customers with better and more accurate information, faster order turn-around and improved customer service, to create more consistent merchandising nationwide and to reduce costs.

International Operations

We currently sell products through our distribution center in the United Kingdom and international distributors. In addition, we opened a new 27,000 square foot distribution center in Bristol, England and began product shipments in January 1999. As of December 28, 2002, we were selling our products to approximately 1,750 direct accounts in the United Kingdom, 300 direct accounts on the European continent and in the Middle East and 21 distributors covering 24 countries. We also have a successful Canadian wholesale business, using a leading distributor, and are exploring additional distribution relationships in other parts of the world. Revenues from our international operations outside of North America have accounted for less than 2.0% of our total revenues in each of the last three years.

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

In 2002 we introduced 11 new fragrances into our core candle line and developed several fragrances exclusively for our wholesale customers. We also introduced several new candle offerings, including the A La Mode(TM) collection of pillar candles, which combines our popular French Vanilla scent with other complementary fragrances such as Hazelnut Coffee and Maple Walnut, and our Home Classics(TM) line of jar candles featuring a distinctive and contemporary-looking vase shaped jar in nine new fragrances. We phased out our line of grooved Ionic(R) pillars and replaced them with a new collection of smooth-sided pillars in 35 fragrances, as well as textured designer pillars in six fragrances and a bath pillar collection in five fragrances. In 2002 we also began offering unscented tapers in an array of high demand colors. In addition, we continued to expand our accessories line by introducing a wide variety of new candle and home accessory products and seasonal merchandise.

While further expanding and developing our candle product offerings, we also continued to extend the Yankee Candle(R) brand into other product categories, building upon our prior successful brand extensions such as our Car Jars(R) air freshener line. In 2002 we launched our Yankee Candle(TM) Bath line of personal care products following a test introduction in 2001. This line includes liquid hand soap, hand lotion, body lotion, shower gel, milled soap and other bath products in up to ten fragrances. We also expanded our presence in the home fragrance market segment in 2002 by introducing several new branded fragranced products in this category, including Yankee Candle(TM) potpourri in four fragrances, aerosol room sprays in six fragrances and fabric freshener sprays in three fragrances, and by adding a host of new fragrances to our Yankee Candle(TM) sachet line. In 2003 we plan to continue our efforts to leverage the Yankee Candle(R) brand by introducing new home fragrance products and offerings.

Other new product ideas include new product sizes, new packaging, variations of existing fragrances and potential new ideas for delivering fragrance. Our expenditures on research and development during the last three fiscal years have not been material, because we have historically drawn on a broad group of our existing workforce to participate in research and development initiatives.

MANUFACTURING

Approximately 76% of our sales are generated by products manufactured at our 294,000 square foot facility in Whately, Massachusetts. As a vertically integrated manufacturer, we are able to closely monitor the quality of our products, more effectively manage inventory and control our production costs. We believe this is an important competitive advantage that enables us to ensure high quality products, maintain affordable pricing and provide reliable customer service.

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

SUPPLIERS

We maintain strong, established relationships with our principal fragrance and petroleum based wax suppliers. We believe we use the highest-quality suppliers in our industry and maintain back-up suppliers who are able to provide services and materials of similar quality. We have been in the business of manufacturing premium scented candles for many years and are therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. We have developed, jointly with our suppliers, proprietary fragrances which are exclusive to Yankee Candle. Other raw materials used in the manufacturing process, including wax, glassware, wick and packaging materials, are readily available from multiple sources at comparable prices. In 2002, no single supplier represented 8% or more of our total cost of goods sold, except for our primary glassware vendor who represented approximately 12% of our total cost of goods sold.

ORDER PROCESSING AND DISTRIBUTION

We utilize computer systems to maintain efficient order processing from the time an order enters the system through shipping and ultimate payment collection from customers. We operate uniform computer and communication software systems allowing for online information access between our headquarters and retail stores. We use a software package that allows us to forecast demand for our products and efficiently plan our production schedules. We also utilize a pick-to-light system which allows Yankee Candle employees at our distribution center to receive information directly from the order collection center and quickly identify, by way of blinking lights, the products and quantity necessary for a particular order. To accurately track shipments and provide better service to customers, we also use handheld optical scanners and bar coded labels. We have successfully implemented a complete new platform of manufacturing and distribution software as part of a comprehensive transition of all of our major software systems. The new manufacturing and distribution software has enabled us to further enhance our inventory management and customer service capabilities and also support a significantly larger infrastructure. We believe that our systems for the processing and shipment of orders from the distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.

In 2002 we continued to expand and enhance our electronic data interchange (EDI) capabilities. We plan to further expand these capabilities in 2003 to additional customers and suppliers.

The products we sell in the United States are generally shipped by various national small-parcel carriers or other freight carriers. We have also historically leased a small fleet of trucks primarily used to ship products to select company-owned retail stores. Our products are shipped to our retail stores on a fluctuating schedule, with the frequency of deliveries based upon a store's sales figures and seasonal variances in demand. Many of our stores receive shipments up to five times a week during the busy holiday season. We believe that our timely and accurate distribution is an important differentiating factor for our customers. This belief is based on numerous conversations between our management and sales force, on the one hand, and our wholesale customers, on the other hand.

INTELLECTUAL PROPERTY

Yankee Candle has obtained 38 U.S. trademark registrations, including Yankee(R) (for candles), Yankee Candle(R), Housewarmer(R), Country Kitchen(R), Samplers(R), Tarts(R), Country Classics(R), Kindle Candles(R) and Car Jars(R) and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments, these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, copyright and other intellectual property rights of Yankee Candle under statutory and common law, including those rights relating to our distinctive "trade dress" and our manufacturing and design "know how."

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

The candle market overall is highly fragmented. According to a recent Unity Marketing study, in 2002 approximately 89% of all candle companies had less than $5.0 million in total sales. In the premium scented candle segment of the market, in which we primarily compete, our competitors include Blyth Industries, Inc., as well as many smaller branded manufacturers and private label manufacturers. The Company is not aware of any recent consolidation in the candle market, nor does it anticipate that there will be any material consolidation based on our current knowledge and understanding of the market.

Our retail stores compete primarily with specialty candle retailers and a variety of other retailers including department stores, gift stores and national specialty retailers that carry candles along with personal care items, giftware and houseware. In addition, while we focus primarily on the premium scented candle segment, candles are also sold outside of that segment by a variety of retailers including mass merchandisers.

EMPLOYEES

At December 28, 2002, we employed approximately 2,000 full-time employees and 1,500 part-time employees. We are not subject to any collective bargaining agreements and we believe that our relations with our employees are good. We also use between 1,800 and 2,000 seasonal and temporary workers to supplement our labor force during the peak selling season.

ITEM 2.   PROPERTIES

Yankee Candle owns or leases several facilities located in Deerfield and Whately, Massachusetts, including those described in the table below:

TYPE OF FACILITY                                LOCATION                           SIZE
----------------                                --------                           ----
Manufacturing                                   Whately, Mass.                294,000 sq.ft.
Distribution center (1) (2)                     South Deerfield, Mass         256,000 sq.ft.
Flagship retail store and restaurant (3)        South Deerfield, Mass.         90,000 sq.ft.
Corporate offices (1) (4)                       South Deerfield, Mass.         75,000 sq.ft.
Distribution center                             South Deerfield, Mass.         60,000 sq.ft.
Employee health and fitness center              South Deerfield, Mass.         12,000 sq.ft.

NOTES:

(1)   Leased facility.

(2) We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 105,000 sq. ft.

(3)   This building includes an additional 11,000 sq. ft. of office space.

(4) We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 30,000 square feet.

We also lease a 27,000 sq. ft. distribution facility in Bristol, England.

We believe these facilities are suitable and adequate and have sufficient capacity to meet our current needs.

In addition to the foregoing facilities, and the retail satellite stores referenced below, we own various other properties in the Deerfield/Whately area, none of which are material to our operations. In connection with the consolidation of most of our administrative functions into our new corporate office building in 2001, in 2002 we sold a 6,600 sq. ft. building and the land thereon and leased to various tenants substantial portions of a 48,000 sq. ft. building in Deerfield and a 16,000 sq. ft. building in Whately.

Other than the South Deerfield flagship store and three smaller retail locations, we lease our retail stores. Initial store leases for mall locations typically range from eight to ten years. For non-mall locations, most leases are five years, with a five-year renewal option.

Our retail stores were located in the following 42 states as of December 28, 2002:

                                   STORE COUNT
                                   -----------

STATE                      MALL     NON-MALL     TOTAL
-----                      ----     --------     -----
ALABAMA                      1         --          1
ARIZONA                      4         --          4
ARKANSAS                     1         --          1
CALIFORNIA                  16          1         17
COLORADO                     4          1          5
CONNECTICUT                  7          2          9
DELAWARE                     1         --          1
FLORIDA                     16          1         17
GEORGIA                      8          1          9
ILLINOIS                     8          4         12
INDIANA                      6          1          7
IOWA                         1         --          1
KANSAS                       1          1          2
KENTUCKY                     2          2          4
LOUISIANA                    1         --          1
MAINE                        1          2          3
MARYLAND                     6          5         11
MASSACHUSETTS               10         11         21
MICHIGAN                     6          3          9
MINNESOTA                    3         --          3
MISSISSIPPI                  1         --          1
MISSOURI                     3         --          3
NEBRASKA                     1          1          2
NEVADA                       2         --          2
NEW HAMPSHIRE                2          1          3
NEW JERSEY                   7         --          7
NEW YORK                    15          2         17
NORTH CAROLINA               7         --          7
OHIO                        10          1         11
OKLAHOMA                     2         --          2
PENNSYLVANIA                 8          2         10
RHODE ISLAND                 1          3          4
SOUTH CAROLINA               3          2          5
SOUTH DAKOTA                 1         --          1
TENNESSEE                    3         --          3
TEXAS                        6          3          9
UTAH                        --          1          1
VERMONT                     --          2          2
VIRGINIA                     5          1          6
WASHINGTON                   2         --          2
WEST VIRGINIA                2         --          2
WISCONSIN                    1         --          1
                           ---        ---        ---
TOTALS                     185         54        239
                           ===        ===        ===
42 STATES

ITEM 3.   LEGAL PROCEEDINGS

We are involved from time to time in ordinary routine legal proceedings relating to our business. We believe that none of these legal proceedings will have a material adverse impact on our results of operations, cash flow or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders will be held on June 11, 2003. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 28, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of all current executive officers for the Company as of March 21, 2003:

Name                    Age       Position
----                    ---       --------
Craig W. Rydin          51        Chairman of the Board, President and Chief Executive Officer

Robert R. Spellman      55        Senior Vice President, Finance and Chief Financial Officer

Gail M. Flood           43        Senior Vice President, Retail

Paul J. Hill            48        Senior Vice President, Operations

Harlan M. Kent          40        Senior Vice President, Wholesale

Martha S. LaCroix       37        Senior Vice President, Human Resources

James A. Perley         40        Vice President, General Counsel

CRAIG W. RYDIN is the Chairman of the Board of Directors and the President and Chief Executive Officer. Prior to joining Yankee Candle in April 2001, Mr. Rydin was the President of the Away From Home food services division of Campbell Soup Company since 1998, and President of the Godiva Chocolates division of Campbell from 1996 to 1998. Prior to Godiva, Mr. Rydin held a number of senior management positions at Pepperidge Farm, Inc., also a part of Campbell.

ROBERT R. SPELLMAN is a Director and the Senior Vice President, Finance and Chief Financial Officer. Prior to joining Yankee Candle in November 1998, Mr. Spellman was Senior Vice President of Finance of Staples, Inc. from 1988 through 1994, and Chief Financial Officer of Star Markets Company, Inc. from 1994 through 1998.

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

MARTHA S. LACROIX is the Senior Vice President, Human Resources. Ms. LaCroix joined Yankee Candle in February 1993 as Director of Employee Relations and has since held various positions of increasing responsibility in the Company's Human Resources Department. Ms. LaCroix was appointed Vice President, Human Resources in December 2000 and promoted to her current position in 2003.

JAMES A. PERLEY is the Vice President, General Counsel of the Company. Prior to joining Yankee Candle in September 1999, Mr. Perley was Vice President and General Counsel of Star Markets Company, Inc., where he served from 1997 to 1999. From 1987 to 1997, Mr. Perley was a member of the Boston-based law firm of Hale and Dorr LLP, where he served as an Associate from 1987-1992 and as a Junior Partner from 1992-1997.

There are no family relationships among any of the executive officers.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

Our common stock has been traded on the New York Stock Exchange since July 1, 1999 under the symbol "YCC". For the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange - Composite Transaction Reporting System were as follows:

                                                HIGH       LOW
                                                ----       ---
FIFTY-TWO WEEKS ENDED DECEMBER 28, 2002
First Quarter ..............................   $23.65   $18.29
Second Quarter .............................    27.68    20.00
Third Quarter ..............................    26.71    16.50
Fourth Quarter .............................    20.00    13.80

FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001
First Quarter ..............................   $18.95   $10.56
Second Quarter .............................    19.98    12.88
Third Quarter ..............................    19.09    15.70
Fourth Quarter .............................    22.93    16.86


On March 21, 2003, the closing sale price as reported on the New York Stock Exchange-Composite Transaction Reporting System for our common stock was $17.86 per share. As of March 21, 2003, there were 608 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividends

We have never paid a cash dividend on our common stock as a public company and we do not currently intend to pay any cash dividends in the foreseeable future, but instead intend to retain earnings for the future operation of our business. Any determination to pay dividends in the future will be at the discretion of the board of directors and will be dependent upon results of operations, financial condition, contractual and legal restrictions and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement, we may not declare or pay dividends on our common stock unless our ratio of consolidated total debt to consolidated EBITDA is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we meet this requirement, we do not currently intend to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The selected historical consolidated financial and other data that follows should be read in conjunction with the "Consolidated Financial Statements", the accompanying notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. The historical financial data as of December 29, 2001 and December 28, 2002 and for the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002 have been derived from the audited consolidated financial statements and the accompanying notes included in this document at Item 8.

The historical financial data as of December 31, 1998, January 1, 2000 and December 30, 2000 and for the year ended December 31, 1998 and the fifty-two weeks ended January 1, 2000 has been derived from audited financial statements for the corresponding period, which are not contained in this document.

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

The data set forth for the following items assumes that Yankee Candle was subject to federal and state income taxes and was taxed as a C corporation at the effective tax rates that would have applied for all periods:

      -     Pro forma provision (benefit) for income taxes,

      -     Pro forma net income (loss), and

      -     Pro forma earnings per share (basic and diluted).

                                                        YEAR ENDED                            FIFTY-TWO WEEKS ENDED
                                                        ----------                      ----------------------------------
                                                       DECEMBER 31,    JANUARY 1,    DECEMBER 30,   DECEMBER 29,   DECEMBER 28,
                                                           1998           2000           2000           2001           2002
                                                           ----           ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                                                   $  188,722     $  262,075     $  338,805     $  379,831     $  444,842
Cost of goods sold                                          83,350        115,119        153,667        174,107        194,748
                                                        ----------     ----------     ----------     ----------     ----------

Gross profit                                               105,372        146,956        185,138        205,724        250,094
Selling expenses                                            30,546         44,547         64,464         77,348         96,714
General and administrative expenses                         19,753         26,023         31,576         38,515         43,549
Bonus related to the 1998 recapitalization                  61,263             --             --             --             --
Restructuring charge                                            --             --             --          8,000             --
                                                        ----------     ----------     ----------     ----------     ----------

Income (loss) from operations                               (6,190)        76,386         89,098         81,861        109,831
Interest income                                               (219)          (627)          (235)           (72)           (23)
Interest expense                                            16,268         19,971         16,900         10,596          4,858
Other expense (income)                                         737           (116)          (165)           378           (420)
                                                        ----------     ----------     ----------     ----------     ----------

Income (loss) before provision for income taxes            (22,976)        57,158         72,598         70,959        105,416
Provision for income taxes                                   9,656         22,863         29,039         27,674         41,437
                                                        ----------     ----------     ----------     ----------     ----------

Income (loss) before extraordinary loss on early
extinguishment of debt                                     (32,632)        34,295         43,559         43,285         63,979

Extraordinary loss on early extinguishment of
debt, net of tax                                                --          3,162             --             --             --
                                                        ----------     ----------     ----------     ----------     ----------

Net income (loss)                                       $  (32,632)    $   31,133     $   43,559     $   43,285     $   63,979
                                                        ==========     ==========     ==========     ==========     ==========

Basic earnings (loss) per share:
Income (loss) before extraordinary item                 $    (0.51)    $     0.69     $     0.82     $     0.81     $     1.19
                                                        ==========     ==========     ==========     ==========     ==========
Net income (loss)                                       $    (0.51)    $     0.62     $     0.82     $     0.81     $     1.19
                                                        ==========     ==========     ==========     ==========     ==========

Diluted earnings (loss) per share:
Income (loss) before extraordinary item                 $    (0.51)    $     0.66     $     0.80     $     0.79     $     1.17
                                                        ==========     ==========     ==========     ==========     ==========
Net income (loss)                                       $    (0.51)    $     0.60     $     0.80     $     0.79     $     1.17
                                                        ==========     ==========     ==========     ==========     ==========

Pro forma provision (benefit) for income taxes              (8,731)
                                                        ----------
Pro forma net income (loss)                             $  (14,245)
                                                        ==========

Pro forma basic earnings (loss) per share               $    (0.22)
Pro forma diluted earnings (loss) per share             $    (0.22)

Weighted average basic shares outstanding                   64,458         49,857         52,900         53,537         53,896
Weighted average diluted shares outstanding                 64,458         51,789         54,663         54,643         54,686

SUPPLEMENTAL EARNINGS PER SHARE DATA:
Diluted earnings (loss) per share before restructuring
charge                                                  $    (0.51)    $     0.60     $     0.80     $     0.88     $     1.17
                                                        ==========     ==========     ==========     ==========     ==========

BALANCE SHEET DATA (AS OF END OF PERIOD):
Cash and cash equivalents                               $   30,411     $   23,569     $   13,297     $   30,531     $   43,689
Working capital                                             31,005         (1,700)        (1,048)        (1,307)        17,182
Total assets                                               275,345        286,474        311,828        321,284        340,643
Total debt                                                 320,000        187,568        157,512        115,000         60,600
Total stockholders' equity (deficit)                       (68,591)        61,435        105,167        148,104        212,912
OTHER DATA:
Number of retail stores (at end of period)                      62            102            147            192            239
Comparable store sales                                        16.5%          14.8%           8.9%          (1.7)%         (6.3)%
Comparable store sales with catalog and Internet              17.6%          16.8%          12.8%           2.0%          (4.4)%
Gross profit margin                                           55.8%          56.1%          54.6%          54.2%          56.2%
Depreciation and amortization                           $    4,662     $    6,709     $   10,762     $   14,347     $   17,347
Capital expenditures                                         9,433         22,749         37,122         26,844         25,867
CASH FLOW DATA:
Net cash flows from operating activities                $  (11,578)    $   55,430     $   57,310     $   86,962     $   91,815
Net cash flows from investing activities                    (9,305)       (22,676)       (37,457)       (26,428)       (24,153)
Net cash flows from financing activities                    43,917        (39,683)       (30,042)       (43,256)       (54,599)
EBITDA (1)                                                  (2,749)        83,266         99,465         95,286        126,918
Adjusted EBITDA (2)                                     $   58,514     $   83,266     $   99,465     $  103,286     $  126,918
Adjusted EBITDA margin (3)                                    31.0%          31.8%          29.3%          27.1%          28.5%

(1) EBITDA represents earnings before extraordinary items, income taxes, interest, depreciation and amortization (which includes amortization of deferred financing costs) and amortization of non-cash compensation, pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Amortization of deferred financing costs is included in interest expense in the Consolidated Statements of Operations and in depreciation and amortization in the Consolidated Statements of Cash Flows. EBITDA is presented because management believes it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. For each of the years shown above, EBITDA is calculated based upon our net income (as shown above) and adjusted as follows:


                                                                FIFTY-TWO     FIFTY-TWO      FIFTY-TWO      FIFTY-TWO
                                                YEAR ENDED     WEEKS ENDED   WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                               DECEMBER 31,     JANUARY 1,   DECEMBER 30,   DECEMBER 29,   DECEMBER 28,
                                                   1998           2000           2000           2001           2002
                                                   ----           ----           ----           ----           ----
EBITDA:

Net income                                      $  (32,632)    $   31,133     $   43,559     $   43,285     $   63,979
Extraordinary loss on early
extinguishment of debt, net of tax                      --          3,162             --             --             --
Provision for income taxes                           9,656         22,863         29,039         27,674         41,437
Interest expense, net                               16,049         19,344         16,665         10,524          4,835
Depreciation & amortization                          4,662          6,709         10,762         14,347         17,347
Non-cash compensation                                  116          1,029            604            570            434
Amortization of deferred financing costs              (600)          (974)        (1,164)        (1,114)        (1,114)
                                                ----------     ----------     ----------     ----------     ----------
EBITDA                                          $   (2,749)    $   83,266     $   99,465     $   95,286     $  126,918
                                                ==========     ==========     ==========     ==========     ==========


(2) Adjusted EBITDA reflects EBITDA adjusted to eliminate (a) the bonus of $61,263 in 1998 related to the 1998 recapitalization and (b) the $8,000 restructuring charge in 2001. For each of the years shown above, Adjusted EBITDA is calculated based upon EBITDA (as shown above) and adjusted as follows:

                                                         FIFTY-TWO     FIFTY-TWO      FIFTY-TWO      FIFTY-TWO
                                         YEAR ENDED     WEEKS ENDED   WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                        DECEMBER 31,     JANUARY 1,   DECEMBER 30,   DECEMBER 29,   DECEMBER 28,
                                            1998           2000           2000           2001           2002
                                            ----           ----           ----           ----           ----
ADJUSTED EBITDA:

EBITDA                                  $   (2,749)     $   83,266     $   99,465     $   95,286     $  126,918
Bonus related to the 1998
recapitalization                            61,263              --             --             --             --
Restructuring charge                            --              --             --          8,000             --
                                        ----------      ----------     ----------     ----------     ----------

Adjusted EBITDA                         $   58,514      $   83,266     $   99,465     $  103,286     $  126,918
                                        ==========      ==========     ==========     ==========     ==========

(3)   Adjusted EBITDA margin is adjusted EBITDA as a percentage of sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, restructuring costs, bad debts, intangible assets, income taxes, debt service and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

REVENUE / RECEIVABLES

As described in the Notes to the Condensed Consolidated Financial Statements, we sell our products both directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale, while revenue from wholesale customers is recognized when shipped. We believe that this is the time that persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Revenue is recognized net of any applicable discounts and allowances. Customers, be they retail or wholesale, do have the right to return product to us in certain limited situations. Such rights of return have not precluded revenue recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results and cash flows.

INVENTORY

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In addition, our inventory is stated at the lower of cost or market on a last-in first-out ("LIFO") basis. Fluctuations in inventory levels along with the cost of raw materials could impact the carrying value of our inventory. Changes in the carrying value of inventory could affect our operating results and cash flow.

TAXES

We have a significant deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and is a future tax deduction for us. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future, we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

RESTRUCTURING RESERVE

In fiscal 2001, we closed our distribution facility in Utah, recorded a restructuring charge and established a reserve for future expenses related to the restructuring. Part of the restructuring charge related to the lease commitment that we have through 2005. In connection with the restructuring, we did not record the entire lease commitment as a liability because we believed we would be able to sublet the facility. During the second quarter of fiscal 2002, we were successful in subletting the facility for the remaining lease term. If the facility were to be vacated by the current tenant in breach of its sublease, this would negatively affect our results of operations and cash flows.

VALUE OF LONG-LIVED ASSETS, INCLUDING INTANGIBLES

Long-lived assets on our balance sheet consist primarily of property, plant and equipment, classic vehicles and trademarks. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values, and our projections of anticipated future cash flows. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

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

FIFTY-TWO WEEKS ENDED DECEMBER 28, 2002 ("2002") COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001 ("2001")

SALES

Sales increased 17.1% to $444.8 million in 2002 from $379.8 million in 2001. Wholesale sales, including European operations, increased 21.9% to $204.9 million in 2002 from $168.1 million for 2001. This growth was achieved primarily by increasing the number of wholesale locations and also by increasing sales to existing customers.

Retail sales increased 13.3% to $239.9 million in 2002 from $211.7 million for 2001. There were 239 retail stores open as of December 28, 2002 compared to 192 stores open at December 29, 2001. The increase in retail sales was achieved primarily through two factors, the addition of 47 new stores in 2002 and increased sales in the 45 stores opened in 2001 (which in 2001 were open for less than a full year), and, to a lesser extent, through increased sales in catalog and Internet operations, partially offset by a decrease in comparable store sales. Comparable store and catalog and Internet sales in 2002 decreased 4.4% compared to 2001. Retail comparable store sales in 2002 decreased 6.3% compared to 2001. The primary factors which drove the decrease in comparable store sales were a decline in store traffic, and mall traffic generally, and our decision not to repeat certain promotional activities undertaken in 2001. There were 192 stores included in the comparable store base at the end of 2002, and 45 of these stores were included for less than a full year.

GROSS PROFIT

Gross profit increased 21.6% to $250.1 million in 2002 from $205.7 million in 2001. As a percentage of sales, gross profit increased to 56.2% in 2002 from 54.2% in 2001. The increase in gross profit dollars in 2002 compared to 2001 was primarily attributable to the increase in sales and more efficient supply chain operations. The improvement in gross profit rate in 2002 compared to 2001 was primarily the result of improved productivity in supply chain operations, supply chain inefficiencies in early 2001 that were not experienced in 2002 and our decision not to engage in deep discounting activities.

SELLING EXPENSES

Selling expenses increased 25.1% to $96.7 million in 2002 from $77.3 million in 2001. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 21.7% in 2002 and 20.4% in 2001. The increase in selling expenses in dollars and as a percentage of sales was primarily related to the continued growth in the number of retail stores, from 192 as of December 29, 2001 to 239 as of December 28, 2002, the effect of which is an increase in the weighting of immature stores. Immature stores are generally stores that are less than four years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than four years since fixed costs, as a percent of sales, are higher during the early sales maturation period. Excluding the sales and selling expenses of our most immature stores, the 2001 and 2002 store classes, selling expenses as a percentage of sales were 18.6% for the year ended December 28, 2002 compared to 19.5% for the year ended December 29, 2001. The increase in selling expense as a percentage of sales for 2002 is also explained by the decrease in retail comparable store sales since the fixed components of labor and occupancy do not decrease with negative comparable store sales.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $87.2 million or 42.6% of wholesale sales in 2002 compared to $65.5 million or 38.9% of wholesale sales in 2001. Segment profitability for our retail operations was $66.2 million or 27.6% of retail sales in 2002 compared to $62.9 million or 29.7% of retail sales in 2001. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and improved productivity in supply chain operations. The increase in retail segment profitability in dollars was primarily attributable to increased retail sales and improved supply chain operations. The decrease in retail segment profitability as a percentage of retail sales was primarily attributable to a decline in retail comparable store sales and a decline in operating profit in catalog and Internet operations, partially offset by improved productivity in supply chain operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs, increased 13.1% to $43.5 million in 2002 from $38.5 million in 2001. As a percentage of sales, general and administrative expenses decreased to 9.8% from 10.1%. The increase in general and administrative expenses in dollars was primarily attributable to headcount additions in the latter part of 2001 and in 2002, higher bonus program accruals for fiscal 2002 as compared to 2001 and occupancy expenses associated with our new headquarters opened in May 2001 (i.e. we incurred 12 months of such expenses in 2002 compared to approximately eight months in 2001). The decrease in general and administrative expenses as a percentage of sales for fiscal 2002 was primarily attributable to our ability to leverage these expenses over a larger sales base and our continued focus on expense control.

RESTRUCTURING CHARGE

Restructuring activities had no impact on our results of operations for 2002. In 2001, however, we recorded an $8.0 million restructuring charge associated with our decision to consolidate and restructure our distribution and manufacturing operations. We closed our Utah distribution facility and restructured our distribution and manufacturing work-force during 2001. Included in the restructuring charge are severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. An analysis of the activity within the restructuring reserve since December 29, 2001 is as follows:

                                               Costs Paid During                         Costs Paid During
                                                 the Fifty-Two                             the Fifty-Two
                                                  Weeks Ended         Accrued as of         Weeks Ended         Accrued as of
                               Expense         December 29, 2001    December 29, 2001    December 28, 2002    December 28, 2002
                               -------         -----------------    -----------------    -----------------    -----------------
Occupancy                      $2,635               $  781               $1,854               $  747               $1,107
Employee related                2,635                2,304                  331                  284                   47
Other                             606                  606                   --                   --                   --
                               ------               ------               ------               ------               ------
  Total                        $5,876               $3,691               $2,185               $1,031               $1,154
                               ======               ======               ======               ======               ======

During the second quarter of fiscal 2002, we were successful in subletting the facility covered under the "Occupancy" heading for the remaining lease term. We believe that the remaining reserve at December 28, 2002 appropriately reflects our lease commitment exposure.

NET OTHER EXPENSE

Net other expense was $4.4 million in 2002 compared to $10.9 million in 2001. The primary component of this expense was interest expense, which was $4.9 million in 2002 compared to $10.6 million in 2001. The decrease in interest expense was the result of the reduction in total debt outstanding from $115.0 million at December 29, 2001 to $60.5 million at December 28, 2002, and a reduction in borrowing rates resulting from decreases in the federal funds and eurodollar rates.

INCOME TAXES

The income tax provision for 2002 was $41.4 million compared to $27.7 million for 2001. The 2002 tax provision reflects an effective tax rate of 39.3%. The 2001 tax provision reflects an effective tax rate of 39%. We are currently providing a valuation allowance against the deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2003 will be approximately 39.5%. We re-evaluate our effective tax rate on a quarterly basis.

NET INCOME

Net income increased 48% to $64.0 million in 2002 from $43.3 million in 2001. In 2001, we incurred an $8.0 million pre-tax restructuring charge which reduced net income by $4.9 million. Prior to such charge, net income increased 33% from $48.2 million to $64.0 million in 2002.(2)

FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001 ("2001") COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000 ("2000")

SALES

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

----------

(2) Net income increased 48% to $64.0 million in 2002 from $43.3 million in 2001. Excluding the $8.0 million restructuring charge, net of the associated tax benefit of $3.1 million, net income increased 33% to $64.0 million in 2002 from $48.2 million in 2001.

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

GROSS PROFIT

Gross profit increased 11.1% to $205.7 million in 2001 from $185.1 million in 2000. As a percentage of sales, gross profit decreased to 54.2% in 2001 from 54.6% in 2000. The decrease in gross profit as a percentage of sales for 2001 was primarily attributable to discounts associated with the sell-through of holiday merchandise in the retail business during the first quarter of 2001, a higher mix of sales associated with our fragrance of the month sales program and a higher mix of non-manufactured sales. The gross profit rate in each of the third and fourth quarters of 2001 was higher than the comparable prior year quarter, and for the last half of 2001 increased to 56.3% from 55.0% in the last half of 2000. The improvement in the gross profit rate in the last half of 2001 compared to the last half of 2000 was primarily the result of supply chain inefficiencies in the fourth quarter of 2000 that were not experienced in the latter half of 2001. The supply chain inefficiencies in the fourth quarter of 2000 were related to significant over-staffing in our manufacturing and logistics operations. These supply chain inefficiencies were corrected in the first quarter of 2001 through the closure of our Salt Lake City distribution center and the reduction of our workforce by approximately 450 people.

SELLING EXPENSES

Selling expenses increased 20.0% to $77.3 million in 2001 from $64.5 million in 2000. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 20.4% in 2001 and 19.0% in 2000. The primary factor behind the increase in selling expenses in dollars and as a percentage of sales was the increase in the number of retail stores we operated and the resulting shift in business mix between retail and wholesale sales. Retail sales, which have higher selling expenses as a percentage of sales than wholesale sales, represented 55.7% of total sales in 2001 compared to 51.7% in 2000. The number of retail stores increased from 147 in 2000 to 192 in 2001. The increase in selling expenses as a percentage of sales is also explained by the heavy weighting of new stores. We opened 45 new stores in 2001 and 2000. New stores typically generate lower operating margin contributions than stores that have been open for more than one year since fixed costs, as a percentage of sales, are higher during the early sales maturation period and since preopening costs are fully expensed in the year of opening. Excluding the sales and selling expenses of the 2000 and 2001 store classes from the fifty-two weeks ended December 29, 2001, and the sales and selling expenses of the 2000 store class from the fifty-two weeks ended December 30, 2000, store selling expense declined as a percentage of sales.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $65.5 million, or 38.9% of wholesale sales in 2001 compared to $64.7 million or 39.6% of wholesale sales in 2000. Segment profitability for our retail operations was $62.9 million or 29.7% of retail sales in 2001 compared to $55.9 million or 31.9% of retail sales in 2000. The decrease in segment profitability as a percentage of sales for 2001 was primarily attributable to discounts associated with the sell-through of holiday merchandise in the retail business during the first quarter of 2001, a higher mix of sales associated with our fragrance of the month sales program and a higher mix of non-manufactured sales. Segment profitability for the last half of 2001 increased to 38.5% from 38.0% in the last half of 2000. The improvement in segment profitability in the last half of 2001 compared to the last half of 2000 was primarily the result of supply chain inefficiencies in the fourth quarter of 2000 that were not experienced in the fourth quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 22.0% to $38.5 million in 2001 from $31.6 million in 2000. As a percentage of sales, general and administrative expenses increased to 10.1% from 9.3%. The increase in general and administrative expenses was primarily due to the new systems infrastructure installed in the last half of fiscal 2000, occupancy expenses associated with our new headquarters building opened in May 2001 and expenses associated with the bonus program.

RESTRUCTURING CHARGE

A restructuring charge for $8.0 million was recorded in fiscal 2001 to record costs associated with our decision to consolidate and restructure our distribution and manufacturing operations. We closed our Utah distribution facility and restructured our distribution and manufacturing work-force during 2001. Included in the restructuring charge are severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. As a result of the consolidation and restructuring, we terminated approximately 450 manufacturing and logistics employees in February 2001. An analysis of the restructuring reserve at December 29, 2001 is as follows:

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
                          ======               ======               ======


In addition, as described above, we recorded a $2.1 million pre-tax write-down of non-recoverable leasehold improvements, fixture and equipment investments at our Utah facility.

The closure of our Utah distribution facility and the restructuring of our distribution and manufacturing workforce in the first quarter of 2001 did not negatively impact our ability to execute our growth strategy in 2001. In April 2001, we opened a new 256,000 square foot distribution center in South Deerfield, Massachusetts and consolidated substantially all distribution operations in this facility.

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

LIQUIDITY AND CAPITAL RESOURCES

We have consistently generated positive cash flow from operations. Specifically, over the last three fiscal years we have generated a total of approximately $230 million, including almost $92 million in 2002. These amounts have exceeded net income in all the fiscal years presented due to two factors. First, we have incurred non-cash charges for depreciation and amortization. Second, income tax expense has significantly exceeded taxes actually paid owing to the tax deduction that we continue to utilize that arose from the 1998 recapitalization. These significant tax deductions are to continue for the next ten years. On an annual basis, this results in tax savings of approximately $11.7 million per year through 2013 assuming sufficient income to realize the full benefit of this deduction.

These internally generated cash flows have been sufficient to fund necessary capital expenditures for our expansion plans. Capital expenditures in 2002 were $25.9 million and were primarily related to (i) the capital requirements to open 47 new stores and our new Yankee Candle(TM) Home store, consisting of approximately $15.5 million in the aggregate; (ii) investments in manufacturing and logistics of approximately $6.7 million and (iii) investments in information systems of approximately $2.8 million. Capital expenditures were approximately $26.8 million in 2001 and primarily related to similar expenditures. More specifically, 45 new stores were opened in 2001 and we opened a new distribution center in April 2001. We anticipate that capital expenditures in 2003 will total approximately $27.0 million and will be spent in a similar manner as in 2002. We plan to open approximately 45 new stores in 2003.

Despite significant capital expenditures, operating cash flows have still provided sufficient cash to fund both repayments of our term loan and borrowings under our credit facility. We currently have a credit agreement with a consortium of banks that was established at the time of our initial public offering. This credit agreement provides for an initial maximum borrowing of $300 million and consists of a revolving credit facility for $150 million and a term loan for $150 million. We can elect to set the interest rates on all or a portion of the borrowings outstanding under the credit agreement at a rate per annum equal to (a) the greatest of (1) the prime rate, (2) the base CD rate plus 1.00% or (3) the federal funds effective rate plus 1/2%, plus a margin ranging from 0.00% to 0.75%, or (b) the eurodollar rate plus a margin ranging from 1.00% to 1.75%. The weighted-average interest rate on outstanding borrowings at December 28, 2002 was 2.44%.

Our credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain at the end of each fiscal quarter the following financial ratios as set forth in our credit agreement:

-     a consolidated total debt to consolidated EBITDA ratio of no more than
      2.50 to 1.00 at December 28, 2002 and for subsequent fiscal quarters (at December 28, 2002 this ratio was 0.47 to 1.00).

- a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus lease expense to the sum of consolidated cash interest expense plus lease expense) of no less than 4.00 to 1.00 at December 28, 2002 and for subsequent fiscal quarters (at December 28, 2002 this ratio was 6.73 to 1.00).

Our credit agreement defines EBITDA as our consolidated net income (excluding extraordinary gains, and gains and losses from material dispositions), plus the amount of net interest expense, depreciation and amortization, income taxes, certain non-cash compensation expenses, and certain rental expenses. EBITDA as defined in our credit agreement differs from the definition of EBITDA used elsewhere herein, in that it excludes gains and losses from dispositions of material assets and non-cash compensation expense. We have included the amount of these expenses in our more conservative calculation of EBITDA used elsewhere, which calculation is therefore lower than EBITDA as used in our credit agreement.

This credit arrangement does not mature until 2004. No payments of principal are due on the revolving credit facility until this maturity date. The term loan is payable in quarterly installments ranging from $7.5 million to $9.5 million in March, June, September and December of each year commencing on December 31, 1999. As of December 28, 2002, $9.5 million was outstanding under the revolving credit facility, leaving $140.5 million in availability.

In addition to obligations to repay our long-term debt, we lease the majority of our retail stores under long-term operating leases. The following table summarizes our commitments under both our debt and lease obligations:

                                            Payments due by period (in thousands)
Contractual obligations
-----------------------
                                           Total        2003        2004        2005        2006        2007     Thereafter
                                           -----        ----        ----        ----        ----        ----     ----------
Long term obligations                     $ 60,600    $ 32,000    $ 28,600    $     --    $     --    $     --    $     --
Operating leases                           163,369      20,429      19,837      19,412      17,841      16,523      69,327
                                          --------    --------    --------    --------    --------    --------    --------
Total contractual cash obligations        $223,969    $ 52,429    $ 48,437    $ 19,412    $ 17,841    $ 16,523    $ 69,327
                                          ========    ========    ========    ========    ========    ========    ========

We believe that cash flow from operations and funds available under our credit agreement have been and will be sufficient for our working capital needs, planned capital expenditures and debt service obligations for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 have been implemented in Note 2 and the interim disclosure reporting requirements will be adopted by the Company in the first interim period in 2003.

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

IF WE FAIL TO GROW OUR BUSINESS AS PLANNED, OUR BUSINESS COULD SUFFER AND FINANCIAL RESULTS COULD DECLINE. AS WE GROW IT WILL BE DIFFICULT TO MAINTAIN OUR HISTORICAL GROWTH RATES.

We intend to continue to pursue a business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. Our current plans are to grow internally and not by acquisition. In particular, our retail growth strategy depends in large part on our ability to open new stores in both existing and new geographic markets. Since our ability to implement our growth strategy successfully will be dependent in part on factors beyond our control, including consumer preferences and our competitive environment, we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle and giftware industries, and identify industry trends, will be critical factors in our ability to remain competitive.

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

A MATERIAL DECLINE IN CONSUMERS' DISCRETIONARY INCOME COULD CAUSE OUR SALES AND INCOME TO DECLINE.

Our results depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States or which result from the threat of war or the possibility of further terrorist attacks. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

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

Approximately 76% of our sales are generated by products we manufacture at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

WE DO NOT CURRENTLY INTEND TO PAY DIVIDENDS ON OUR CAPITAL STOCK.

We have never paid a cash dividend on our common stock as a public company and we do not currently intend to pay any cash dividends in the foreseeable future. Instead we intend to retain earnings for the future operation of the business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, our financial condition, contractual and legal restrictions and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement, we may not declare or pay dividends on our common stock unless our ratio of consolidated total debt to consolidated EBITDA is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we meet this requirement, we do not currently intend to pay dividends.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At December 28, 2002, we had $60.5 million outstanding under our credit agreement, which bears interest at variable rates. At December 28, 2002, the weighted-average interest rate on outstanding borrowings was 2.44%. This facility is intended to fund operating needs if necessary. Because this facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on December 28, 2002 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.6 million additional annual pre-tax charge or credit to the statement of operations.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on December 28, 2002 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.4 million additional pre-tax credit or charge to the annual statements of operations.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors
The Yankee Candle Company, Inc.
South Deerfield,  Massachusetts 01373

We have audited the accompanying consolidated balance sheets of The Yankee Candle Company, Inc. and subsidiaries (the "Company") as of December 29, 2001 and December 28, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Yankee Candle Company, Inc. and subsidiaries as of December 29, 2001 and December 28, 2002 and the results of their operations and their cash flows for the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Boston, Massachusetts
February 11, 2003

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                DECEMBER 29,   DECEMBER 28,
                                                                                    2001           2002
                                                                                    ----           ----
                                      ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                        $  30,531      $  43,689
Accounts receivable less allowance of $325 at December 29, 2001 and
  December 28, 2002                                                                 23,141         25,356
Inventory                                                                           23,680         34,529
Prepaid expenses and other current assets                                            4,340          6,584
Deferred tax assets                                                                  3,544          2,434
                                                                                 ---------      ---------

                  Total current assets                                              85,236        112,592

PROPERTY, PLANT AND EQUIPMENT - NET                                                103,975        111,761

MARKETABLE SECURITIES                                                                  961            955

CLASSIC VEHICLES                                                                       351             20

DEFERRED FINANCING COSTS                                                             2,815          1,701

DEFERRED TAX ASSETS                                                                127,029        113,144

OTHER ASSETS                                                                           917            470
                                                                                 ---------      ---------

TOTAL ASSETS                                                                     $ 321,284      $ 340,643
                                                                                 =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                 $  19,044      $  20,601
Accrued interest                                                                       125            131
Accrued payroll                                                                      9,170         12,335
Accrued income taxes                                                                14,462         18,014
Other accrued liabilities                                                           12,242         12,329
Current portion of long-term debt                                                   31,500         32,000
                                                                                 ---------      ---------

                  Total current liabilities                                         86,543         95,410

DEFERRED COMPENSATION OBLIGATION                                                     1,055            901

LONG-TERM DEBT - Less current portion                                               83,500         28,600

DEFERRED RENT                                                                        2,082          2,820

COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 300,000 shares authorized; 104,061 and 104,188 issued at December 29, 2001 and December 28, 2002, respectively;
54,211 and 54,359 shares outstanding at December 29, 2001 and December
28, 2002, respectively                                                               1,041          1,042
Additional paid-in capital                                                         224,850        224,815
Treasury stock                                                                    (213,752)      (213,883)
Retained earnings                                                                  137,025        201,004
Unearned stock compensation                                                           (522)           (88)
Accumulated other comprehensive loss                                                  (538)            22
                                                                                 ---------      ---------

                  Total stockholders' equity                                       148,104        212,912
                                                                                 ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 321,284      $ 340,643
                                                                                 =========      =========

See notes to consolidated financial statements.

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                              FIFTY-TWO WEEKS ENDED
                                                              ---------------------
                                                    DECEMBER 30,   DECEMBER 29,   DECEMBER 28,
                                                       2000           2001           2002
                                                       ----           ----           ----
SALES                                                $ 338,805      $ 379,831      $ 444,842

COST OF SALES                                          153,667        174,107        194,748
                                                     ---------      ---------      ---------

GROSS PROFIT                                           185,138        205,724        250,094
                                                     ---------      ---------      ---------

OPERATING EXPENSES:
  Selling expenses                                      64,464         77,348         96,714
  General and administrative expenses                   31,576         38,515         43,549
  Restructuring charge                                      --          8,000             --
                                                     ---------      ---------      ---------
          Total operating expenses                      96,040        123,863        140,263
                                                     ---------      ---------      ---------

INCOME FROM OPERATIONS                                  89,098         81,861        109,831
                                                     ---------      ---------      ---------

OTHER (INCOME) EXPENSE:
Interest income                                           (235)           (72)           (23)
Interest expense                                        16,900         10,596          4,858
Other (income) expense                                    (165)           378           (420)
                                                     ---------      ---------      ---------
          Total other expense                           16,500         10,902          4,415
                                                     ---------      ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                72,598         70,959        105,416

PROVISION FOR INCOME TAXES                              29,039         27,674         41,437
                                                     ---------      ---------      ---------

NET INCOME                                           $  43,559      $  43,285      $  63,979
                                                     =========      =========      =========

BASIC EARNINGS PER SHARE                             $    0.82      $    0.81      $    1.19
                                                     =========      =========      =========

DILUTED EARNINGS PER SHARE                           $    0.80      $    0.79      $    1.17
                                                     =========      =========      =========

WEGHTED-AVERAGE BASIC SHARES OUTSTANDING                52,900         53,537         53,896
                                                     =========      =========      =========

WEIGHTED-AVERAGE DILUTED SHARES OUTSTANDING             54,663         54,643         54,686
                                                     =========      =========      =========

See notes to consolidated financial statements.

                  YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FIFTY TWO-WEEKS ENDED DECEMBER 30, 2000, DECEMBER 29, 2001 AND DECEMBER 28, 2002
                                 (in thousands)

                                             Common Stock             Additional
                                             ------------               Paid in         Treasury         Retained
                                        Shares          Amount          Capital           Stock          Earnings
                                        ------          ------          -------           -----          --------
BALANCE, JANUARY 1, 2000                104,059        $   1,041       $ 224,483        $(212,988)       $  50,181

Amortization of unearned stock
   compensation                              --               --              --               --               --
Additional expenses relative to 1999
   issuance of common stock                  --               --            (102)              --               --
Comprehensive income (loss):
  Net income                                 --               --              --               --           43,559
  Foreign currency translation loss          --               --              --               --               --
Comprehensive income                         --               --              --               --               --
                                        -------        ---------       ---------        ---------        ---------

BALANCE, DECEMBER 30, 2000              104,059            1,041         224,381         (212,988)          93,740

Redemption  of common stock                  --               --              --             (764)              --
Issuance of common stock on option
      exercises                               2               --               8               --               --
Unearned stock compensation                  --               --             461               --               --
Amortization of unearned stock
   compensation                              --               --              --               --               --
Comprehensive income (loss):
  Net income                                 --               --              --               --           43,285
  Foreign currency translation loss          --               --              --               --               --
Comprehensive income                         --               --              --               --               --
                                        -------        ---------       ---------        ---------        ---------

BALANCE, DECEMBER 29, 2001              104,061            1,041         224,850         (213,752)         137,025

Issuance of common stock  and option
   exercises                                127                1           1,307             (131)              --
Costs of 2002 issuance of common
   stock                                     --               --          (1,342)              --               --
Amortization of unearned stock
   compensation                              --               --              --               --               --
Comprehensive income:
  Net income                                 --               --              --               --           63,979
  Foreign currency translation               --               --              --               --               --

Comprehensive income                         --               --              --               --               --
                                        -------        ---------       ---------        ---------        ---------

BALANCE, DECEMBER 28, 2002              104,188        $   1,042       $ 224,815        $(213,883)       $ 201,004
                                        =======        =========       =========        =========        =========
                                                                      Accumulated
                                        Capital                          Other
                                     Subscription   Unearned Stock   Comprehensive    Comprehensive
                                      Receivable     Compensation        Loss            Income            Total
                                      ----------     ------------        ----            ------            -----
BALANCE, JANUARY 1, 2000              $      --       $  (1,235)       $     (47)                        $  61,435

Amortization of
   unearned stock
   compensation                              --             604               --               --              604
Additional expenses
   relative to 1999
   issuance of common
   stock                                     --              --               --               --             (102)
Comprehensive income
   (loss):
  Net income                                 --              --               --           43,559           43,559
  Foreign currency
   translation loss                          --              --             (329)            (329)            (329)
                                                                                        ---------
Comprehensive income                                         --               --        $  43,230               --
                                      ---------       ---------        ---------        =========        ---------

BALANCE, DECEMBER 30, 2000                   --            (631)            (376)                          105,167

Redemption  of common
stock                                        --              --               --               --             (764)
Issuance of common
   stock on option
   exercises                                 --              --               --               --                8
Unearned stock
   compensation                              --            (461)              --               --               --
Amortization of
   unearned stock
   compensation                              --             570               --               --              570
Comprehensive income (loss):
  Net income                                 --              --               --           43,285           43,285
  Foreign currency
   translation loss                          --              --             (162)            (162)            (162)
                                                                                        ---------
Comprehensive income                         --              --               --        $  43,123               --
                                      ---------       ---------        ---------        =========        ---------

BALANCE, DECEMBER 29, 2001                   --            (522)            (538)                          148,104

Issuance of common
   stock  and option
   exercises                                 --              --               --               --            1,177
Costs of 2002
   issuance of common
   stock                                     --              --               --               --           (1,342)
Amortization of
   unearned stock
   compensation                              --             434               --               --              434
Comprehensive income:
  Net income                                 --              --               --           63,979           63,979
  Foreign currency
   translation                               --              --              560              560              560
                                                                                        ---------
Comprehensive income                         --              --               --        $  64,539               --
                                      ---------       ---------        ---------        =========        ---------
BALANCE, DECEMBER 28, 2002            $      --       $     (88)       $      22                         $ 212,912
                                      =========       =========        =========                         =========

See notes to consolidated financial statements.

                THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          FIFTY-TWO WEEKS ENDED
                                                                                          ---------------------
                                                                              DECEMBER 30,    DECEMBER 29,    DECEMBER 28,
                                                                                  2000            2001            2002
                                                                                  ----            ----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 43,559        $ 43,285        $ 63,979
    Adjustments to reconcile net income to net cash
     from operating activities:
        Depreciation and amortization                                             10,762          14,347          17,347
        Impairment                                                                    --           2,324              --
        Unrealized loss on marketable securities                                      79              47             135
        Non-cash stock compensation                                                  604             570             434
        Deferred taxes                                                            11,013          10,515          14,995
        Loss (gain) on disposal of fixed assets and classic vehicles                (123)            519             567
    Changes in assets and liabilities
        Accounts receivable, net                                                  (4,766)         (5,240)         (2,029)
        Inventory                                                                (13,254)         11,276         (10,564)
        Prepaid expenses and other assets                                         (2,287)            275          (1,956)
        Accounts payable                                                           1,495           2,917           1,540
        Accrued expenses and other liabilities                                    10,228           6,127           7,367
                                                                                --------        --------        --------
        Net cash from operating activities                                        57,310          86,962          91,815
                                                                                --------        --------        --------

 CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
       Purchase of property and equipment                                        (37,122)        (26,844)        (25,867)
       Proceeds from sale of property and equipment                                   --             352           1,842
       Investments in marketable securities                                         (335)           (191)           (391)
       Proceeds from sale of marketable securities                                    --             255             263
                                                                                --------        --------        --------
        Net cash used in investing activities                                    (37,457)        (26,428)        (24,153)
                                                                                --------        --------        --------

 CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
     Payments for redemption of common stock                                          --            (764)             --
     Net (costs) proceeds from issuance of common stock & other                       --               8            (165)
     Net (repayments) borrowings under bank credit agreements                         60              --              --
     Proceeds from the sale of common stock in 1999
     (net of fees and expenses)                                                     (102)             --              --
     Principal payments on long-term debt                                        (30,000)        (42,500)        (54,434)
                                                                                --------        --------        --------
     Net cash used in financing activities                                       (30,042)        (43,256)        (54,599)
                                                                                --------        --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (83)            (44)             95
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (10,272)         17,234          13,158
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      23,569          13,297          30,531
                                                                                --------        --------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 13,297        $ 30,531        $ 43,689
                                                                                ========        ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                   $ 16,786        $ 12,029        $  3,444
                                                                                ========        ========        ========
     Income taxes                                                               $ 11,656        $ 14,703        $ 22,181
                                                                                ========        ========        ========
     Purchase of equipment by assumption of capital lease and
     lease incentives                                                           $    802        $     --        $    172
                                                                                ========        ========        ========

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000, DECEMBER 29, 2001 AND DECEMBER 28, 2002 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS

The Yankee Candle Company, Inc. and subsidiaries ("Yankee Candle" or "the Company") is the leading designer, manufacturer and branded marketer of premium scented candles in the giftware industry. The Company has a 33-year history of offering its distinctive products and marketing them as affordable luxuries and consumable gifts. Yankee Candle products are available in approximately 190 fragrances and include a wide variety of jar candles, Samplers (R) votive candles, Tarts (R) wax potpourri, pillars and other candle products, all marketed under the Yankee Candle(R) brand. The Company also sells a wide range of coordinated candle accessories and branded fragranced non-candle products including Yankee Candle Car Jars(R) air fresheners, Yankee Candle(TM) Bath personal care products and various Yankee Candle(R) branded home fragrancing products including potpourri, sachets, aerosol room sprays and fabric freshener sprays. The Company sells its products through several channels including wholesale customers who operate over 14,000 stores in North America, 239 Company-owned and operated retail stores in 42 states as of December 28, 2002, direct mail catalogs, its Internet website (www.yankeecandle.com), international distributors and its distribution center located in the United Kingdom.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The fiscal year is the 52 or 53 weeks ending the Saturday closest to December 31. All years presented are 52 weeks in length. In some instances, the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002 are referred to as fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION - The Company sells its products directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale while revenue from wholesale customers is recognized when shipped. The Company believes that these are the times when persuasive evidence of an arrangement exists, delivery has occurred, the Company's price is fixed and collectibility is reasonably assured. Revenue is recognized net of any applicable discounts and allowances. Customers, be they retail or wholesale, do have the right to return product in certain limited situations. Such right of returns have not precluded revenue recognition because the Company has a long history with such returns on which it constructs a reserve.

The Company has sold gift certificates in prior years and currently sells gift cards. At the point of sale of gift certificates and gift cards, the Company records a deferred liability. Revenue is recorded upon the redemption of the certificates and gift cards.

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

The marketable securities held in this plan consist of investments in mutual funds at December 29, 2001 and December 28, 2002. Unrealized gains (losses) included in earnings during the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002 were $(79), $(58) and $(171), respectively. Gains of $0, $11 and $36 were realized during the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

INVENTORIES - Inventories are stated at the lower of cost or market on a last-in, first-out ("LIFO") basis. In fiscal 2001, the liquidation of certain LIFO layers decreased cost of sales by $171. There were no such liquidations in either fiscal 2002 or fiscal 2000. Inventory quantities on hand are regularly reviewed, and where necessary provisions for excess and obsolete inventory are recorded based primarily on the Company's forecast of product demand and production requirements.

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

DEFERRED FINANCING COSTS - The Company amortizes deferred financing costs using the effective-interest method over the life of the related debt. Accumulated amortization was $3,253 and $4,367 at December 29, 2001 and December 28, 2002, respectively.

TRADEMARKS - Trademarks are recorded at cost and amortized over 15 years. Cost of trademarks, included in other assets at December 29, 2001 and December 28, 2002, was $231. Accumulated amortization was $116 and $132, at December 29, 2001 and December 28, 2002, respectively.

CLASSIC VEHICLES - Prior to 1998, the Company had invested in certain vehicles, which were displayed in its car museum. These vehicles are stated at cost, with no provision for depreciation, since their useful lives were indeterminable. During the year ended December 29, 2001, the Company closed the car museum and began the process of selling the classic vehicles. The vehicles that were sold in fiscal 2001 resulted in a loss of $82. The Company recorded an impairment charge of $200 to reduce the carrying value of the remaining vehicles to the estimated net realizable value at December 29, 2001. The vehicles that were sold in fiscal 2002 resulted in a loss of $43. During the year ended December 30, 2000, there were no adjustments to the carrying value of these vehicles.

ADVERTISING - The Company expenses the costs of advertising, including cooperative funds provided to customers, as they are incurred. Advertising expense was $4,448, $4,869 and $7,745 for the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

IMPAIRMENT ACCOUNTING - The Company reviews the recoverability of its long-lived assets (property, plant and equipment, classic vehicles and trademarks) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company's ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

STOCK BASED COMPENSATION - The Company accounts for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, the Company's net income and net income per share would have decreased as reflected in the following proforma amounts. See
Note 12 for the weighted average assumptions used to compute the proforma results.

Compensation cost is recognized on an accelerated basis as set forth in Interpretation 28.

                                    December 30,    December 29,    December 28,
                                        2000            2001            2002
                                        ----            ----            ----
Net income, as reported              $   43,559      $   43,285      $   63,979
Deduct: Total stock based employee
compensation expense determined
under fair value based method(See
Note 12)  for all awards, net of
related tax effects                         514           1,423           1,466
                                     ----------      ----------      ----------

Pro forma net income                 $   43,045      $   41,862      $   62,513
                                     ==========      ==========      ==========

Earnings per share:
  Basic-as reported                  $     0.82      $     0.81      $     1.19
  Basic-pro forma                    $     0.81      $     0.78      $     1.16

  Diluted-as reported                $     0.80      $     0.79      $     1.17
  Diluted-pro forma                  $     0.79      $     0.77      $     1.14

INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The provision for income taxes in the consolidated statements of operations is the actual computed tax obligation or receivable for the period, plus or minus the change during the period in deferred income tax assets and liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS - At December 28, 2002, the estimated fair values of all financial instruments approximate their carrying amounts in the consolidated balance sheets due to (i) the short-term maturity of certain instruments or (ii) the variable interest rate associated with certain instruments which have the effect of repricing such instruments regularly.

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

                                                    DECEMBER 30,   DECEMBER 29,   DECEMBER 28,
                                                       2000           2001           2002
                                                       ----           ----           ----
Basic                                               52,900,000     53,537,000     53,896,000
Add:
   Contingently returnable shares                    1,581,000        795,000        420,000
   Shares issuable pursuant to option grants           182,000        311,000        370,000
                                                    ----------     ----------     ----------
Diluted                                             54,663,000     54,643,000     54,686,000
                                                    ==========     ==========     ==========


At December 29, 2001 and December 28, 2002, approximately 79,000 and 554,000 shares issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to the anti-dilutive effect, respectively.

FOREIGN OPERATIONS - Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of foreign subsidiary operations are translated using average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of other comprehensive income. Foreign currency transaction gains or losses are recorded directly in the statements of operations.

COMPREHENSIVE INCOME - Comprehensive income includes all changes in equity during the period except those resulting from transactions with owners of the Company. It has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company's consolidated balance sheets consists of foreign currency translation adjustments. Comprehensive income, net of related tax effects (where applicable), is detailed in the consolidated statements of stockholders' equity.

NEWLY ISSUED ACCOUNTING STANDARDS - In July 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. It is to be implemented for restructuring or disposal activities occurring after December 31, 2001. The Company's fiscal 2001 restructuring activities, as described in Note 7, occurred prior to the effective date of SFAS No. 146 and were therefore accounted for under previously promulgated accounting guidance then in effect - specifically, EITF Consensus No. 94-3 "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity."

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 have been implemented and the interim disclosure reporting requirements will be adopted by the Company in the first interim period in 2003.

The Company has two stock based compensation plans described more fully in Note
12. The Company accounts for these plans under the recognition and measurement principles of APB 25.

PRIOR-YEAR RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    INVENTORIES

The components of inventory were as follows:

                                    DECEMBER 29,   DECEMBER 28,
                                       2001           2002
                                       ----           ----
Finished goods .................     $ 18,243      $ 30,273
Work-in-process ................          275           641
Raw materials and packaging ....        5,765         4,287
                                     --------      --------
                                       24,283        35,201

Less LIFO adjustment                     (603)         (672)
                                     --------      --------
                                     $ 23,680      $ 34,529
                                     ========      ========

4.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

                                                        DECEMBER 29,   DECEMBER 28,
                                                           2001           2002
                                                           ----           ----
Land and improvements ..............................     $   4,780      $   5,039
Buildings and improvements .........................        61,228         69,502
Computer equipment .................................        22,646         28,182
Furniture and fixtures .............................        23,951         29,430
Equipment ..........................................        26,051         28,993
Vehicles ...........................................           890            849
Construction in progress ...........................         4,051          4,689
                                                         ---------      ---------
Total ..............................................       143,597        166,684

Less: accumulated depreciation and amortization ....       (39,622)       (54,923)
                                                         ---------      ---------
                                                         $ 103,975      $ 111,761
                                                         =========      =========

Depreciation and amortization expense was $9,552, $13,061 and $16,045 for the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively. $566, $464 and $119 of interest was capitalized in the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

5.    CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances aggregated $27,478 and $38,117 at December 29, 2001 and December 28, 2002, respectively.

The Company extends credit to its wholesale customers. For the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002, no single customer accounted for more than 3.0%, 2.0% and 4.0% of total sales, respectively.

6.    LONG-TERM DEBT

Long term debt is summarized as follows:

                                  December 29,  December 28,
                                     2001          2002
                                     ----          ----
Term loan                          $  82,500     $  51,000
Revolving line of credit              32,500         9,500
Capital lease obligations                 --           100
                                   ---------     ---------

                                     115,000        60,600

Less current portion                  31,500        32,000
                                   ---------     ---------

Non-current portion                $  83,500     $  28,600
                                   =========     =========

The Company has a credit agreement with a consortium of banks (the "Credit Agreement"). The Credit Agreement provides for a maximum borrowing of $300,000 and consists of a revolving credit facility for $150,000 and a term loan for $150,000. The Credit Agreement matures on July 7, 2004, with any outstanding amounts due on that date; no payments of principal are due on the revolving credit facility until this maturity date. The term loan is payable in quarterly installments ranging from $7,500 to $9,500 in March, June, September and December. The Credit Agreement is collateralized by substantially all of the assets of the Company. As of December 29, 2001 and December 28, 2002, the unused portion of the revolving credit facility was $117,500 and $140,500, respectively.

The Company is required to pay a commitment fee on the average daily unutilized portion of the revolving credit facility at a rate ranging from 1/4% to 3/8% per annum. The Company may elect to set the interest rate on all or a portion of the borrowings outstanding under the Credit Agreement at a rate per annum equal to
(a) the greatest of (1) the prime rate, (2) the base CD rate plus 1.00% or (3) the federal funds effective rate plus 1/2% plus a margin ranging from 0.00% to 0.75%, or (b) the eurodollar rate plus a margin ranging from 1.00% to 1.75%. The weighted-average interest rate on outstanding borrowings at December 28, 2002 was 2.44%.

The Credit Agreement includes restrictions as to, among other things, the amount of additional indebtedness, contingent obligations, liens, investments, asset sales and capital expenditures and requires the maintenance of minimum levels of interest coverage. It also includes a restriction for the payment of dividends. None of the restrictions contained in the Credit Agreement are expected to have a significant effect on the ability of the

Company to operate. As of December 28, 2002, the Company was in compliance with all financial and operating covenants under the Credit Agreement.

Aggregate annual maturities of long-term debt are as follows:

YEAR                      Long-term   Capital Lease
----                        Debt       Obligations
                            ----       -----------
2003                       $32,000       $    --
2004                        28,500           100
                           -------       -------
Total                      $60,500       $   100
                           =======       =======


7.    RESTRUCTURING CHARGE

A restructuring charge for $8.0 million was recorded in fiscal 2001 to record costs associated with our decision to consolidate and restructure our distribution and manufacturing operations. We closed our Utah distribution facility and restructured our distribution and manufacturing work-force during 2001. Included in the restructuring charge are severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. An analysis of the activity within the restructuring reserve since December 29, 2001 is as follows:

                                         Costs Paid During                      Costs Paid During
                                           the Fifty-Two                          the Fifty-Two
                                            Weeks Ended       Accrued as of        Weeks Ended       Accrued as of
                                Expense  December 29, 2001  December 29, 2001   December 28, 2002  December 28, 2002
                                -------  -----------------  -----------------  -----------------  -----------------
Occupancy                       $2,635        $  781             $1,854             $  747             $1,107
Employee related                 2,635         2,304                331                284                 47
Other                              606           606                 --                 --                 --
                                ------        ------             ------             ------             ------
  Total                         $5,876        $3,691             $2,185             $1,031             $1,154
                                ======        ======             ======             ======             ======

During the second quarter of fiscal 2002, the Company was successful in subletting the facility covered under the "Occupancy" heading for the remaining lease term. Management believes that the remaining reserve at December 28, 2002 appropriately reflects the Company's lease commitment exposure.

8.    PROVISION FOR INCOME TAXES

Income tax expense, exclusive of that relating to extraordinary items, consists of the following:

                                            Fifty-two weeks ended
                                            ---------------------
                                 December 30,   December 29,     December 28,
                                     2000           2001            2002
                                     ----           ----            ----
Federal:
  Current                           $15,977        $15,552        $23,694
  Deferred                            9,655          9,530         13,437
                                    -------        -------        -------
Total federal                        25,632         25,082         37,131
                                    -------        -------        -------

State:
  Current                             2,049          1,607          2,748
  Deferred                            1,358            985          1,558
                                    -------        -------        -------

Total state                           3,407          2,592          4,306
                                    -------        -------        -------

Total income tax provision          $29,039        $27,674        $41,437
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

The tax effect of significant items comprising the Company's net deferred tax assets (liabilities) are as follows:

                                                                          December 29,                  December 28,
                                                                              2001                          2002
                                                                              ----                          ----
                                                                       Current     Non-current      Current     Non-current
                                                                       -------     -----------      -------     -----------
Deferred tax assets:
   Basis differential as a result of a basis step-up for tax          $      --     $ 132,502      $      --     $ 120,516
   Foreign net operating loss carryforwards                                  --         2,006             --         2,453
   Deferred compensation arrangements                                       412            --            351            --
   Employee benefits                                                      1,009            --          1,047            --
   Restructuring accrual                                                    853            --            450            --
   Other                                                                  1,270          (917)           586           450
   Valuation allowance                                                       --        (2,006)            --        (2,453)
Deferred tax liabilities - fixed assets                                      --        (4,556)            --        (7,822)
                                                                      ---------     ---------      ---------     ---------

                                                                      $   3,544     $ 127,029      $   2,434     $ 113,144
                                                                      =========     =========      =========     =========

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

                                                                Fifty-two weeks ended
                                                                ---------------------
                                                      December 30,   December 29,   December 28,
                                                          2000           2001           2002
                                                          ----           ----           ----
Statutory federal income tax rate ..................      35.0%          35.0%          35.0%
State income taxes net of federal benefit ..........       4.0            4.0            4.0
Other ..............................................       1.0             --            0.3
                                                          ----           ----           ----
                                                          40.0%          39.0%          39.3%
                                                          ====           ====           ====

At December 28, 2002, the Company has foreign net operating loss carryforwards totaling approximately $8,200. These net operating losses have been fully reserved.

9.    PROFIT SHARING PLAN

The Company maintains a profit sharing/salary reduction plan under section 401(k) of the Internal Revenue Code. Under the terms of the plan the Company may make discretionary matching contributions in an amount, if any, to be determined annually based on a percentage of the employee's pretax contributions. Matching contributions, if made, are subject to a maximum of 4% of the employee's eligible compensation contributed to the plan during the applicable plan year. Employer matching contributions amounted to $537, $632 and $731 for the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively. The Company, at its discretion, may also make annual profit sharing contributions to the plan. There were no profit sharing contributions in fiscal 2000, 2001 and 2002, respectively.

10.   DEFERRED COMPENSATION

The Company has a deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees' compensation up to a maximum of $20 per employee per year. Employer contributions amounted to $0, $89 and $94 for fiscal 2000, 2001 and 2002, respectively. Benefits under the plan will be paid in a lump sum upon termination of the plan or termination of employment. Benefits paid to retired employees during fiscal 2001 and 2002 were $255 and $263, respectively.

11.   CONTINGENCIES

The Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

12.   STOCKHOLDERS' EQUITY

CAPITAL STOCK - As of December 29, 2001 and December 28, 2002, the Company had 104,061,000 and 104,188,000 shares of common stock (par value $.01) issued, respectively. In connection with the 1998 recapitalization, the Company redeemed approximately 49,560,000 shares of common stock. These shares were held in treasury at December 29, 2001 and December 28, 2002.

Options to purchase common stock were granted to key employees and directors of the Company in 1998 (the "1998 Plan"). The options granted under the 1998 Plan were "nonqualified" for tax purposes. For financial reporting purposes, the award of the right to purchase stock and the grant of options, in certain cases, were considered to be below the fair value of the stock at the time of grant. The fair value was determined based on an appraisal conducted by an independent appraisal firm as of the relevant dates. The differences between fair value and the purchase price or the exercise price is being charged to compensation expense over the relevant vesting period - generally between three and five years. In the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002, such expense aggregated $604, $570 and $434, respectively. In addition to the options granted above, the Company adopted the 1999 Employee Stock Option and Award Plan in June, 1999 (the "1999 Plan"). The 1999 plan provides for the grant of incentive stock options intended to qualify under
Section 422 of the Internal Revenue Code and nonqualified options. Both of these options generally have an exercise price equal to the fair market value of the stock on the date of grant and expire after 10 years. Options granted under the 1998 Plan vest ratably over a five-year period and options granted under the 1999 Plan vest ratably over four years.

A summary of the status of option grants and changes during the period ending on that date are presented below:

                                                                       Weighted    Weighted
                                                                       Average     Average
                                                        Range of       Exercise      Grant
                                                        Exercise         Price     Date Fair
                                        Options          Prices        Per Share     Value
                                        -------          ------        ---------     -----
Outstanding at January 1, 2000          556,611       $4.25 -$18.00     $ 6.44          --

Granted                                 161,500       11.875-21.125      16.40       11.56
                                      ---------        ------------     ------        ----

Outstanding at December 30, 2000        718,111         4.25-21.125       8.76          --

Granted                                 691,500         13.17-17.92      14.41        6.34
Exercised                                (1,953)               4.25       4.25          --
Forfeited                               (11,130)        4.25-21.125      11.44          --
                                      ---------        ------------     ------        ----

Outstanding at December 29, 2001      1,396,528         4.25-21.125      11.51          --

Granted                                 236,500         16.80-21.30      21.16        8.95
Exercised                              (126,679)        4.25-21.125       5.43          --
Forfeited                                (5,000)              16.88      16.88          --
                                      ---------        ------------     ------        ----

Outstanding at December 28, 2002      1,501,349        $4.25-$21.30     $13.89          --
                                      =========        ============     ======

Under the existing stock option plans, there are 1,392,876 shares available for future grants at December 28, 2002. At December 28, 2002, options were exercisable for 564,436 shares of common stock at a weighted average exercise price of $11.55 per share.

The following table summarizes information about the Company's stock options outstanding at December 28, 2002:

                                                     Average
                                                    Remaining
     Range of Exercise     Options       Options      Life
           Prices        Outstanding   Exercisable   (Years)
     -----------------   -----------   -----------  --------
           $4.25            289,742      205,704      5.54
        11.875-16.25        642,500      181,250      8.21
        16.80 -18.00        265,357      141,732      7.62
        21.125-21.30        303,750       35,750      9.04
       --------------     ---------      -------      ----

       $4.25 - $21.30     1,501,349      564,436      7.76
       ==============     =========      =======      ====


The following weighted-average assumptions were used to compute the pro forma results of operations, as described in Note 2, that reflect grants in fiscal 2000, 2001 and 2002 under the 1999 Plan:

                                    2000         2001         2002
                                    ----         ----         ----
Volatility                            85%          50%          44%
Dividend yield                         0%           0%           0%
Risk free interest rate             5.70%        1.69%        2.79%
Expected lives                    5 years      5 years      5 years


13.   COMMITMENTS

The Company leases most store locations, its corporate office building, a distribution facility and a number of vehicles. The operating leases, which expire in various years through 2016, contain renewal options ranging from six months to five years and provide for base rentals plus contingent rentals thereafter, which are a function of sales volume. In addition, the Company is required to pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Furthermore, several facility leases contain rent escalation clauses.

The aggregate annual future minimum lease commitments under operating leases as of December 28, 2002 are as follows:

                                 Operating
                                  Leases
                                  ------
2003                             $ 20,429
2004                               19,837
2005                               19,412
2006                               17,841
2007                               16,523
Thereafter                         69,327
                                 --------

Total minimum lease payments     $163,369
                                 ========


Rent expense, including contingent rentals, for the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002 was approximately $9,348, $13,583 and $17,975, respectively. Included in rent expense were contingent rental payments of approximately $1,403, $1,368 and $996, for the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

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

The following are the relevant data for the fifty-two weeks ended December 30, 2000 December 29, 2001 and December 28, 2002:

                                                                                            BALANCE PER
                                                                             UNALLOCATED/   CONSOLIDATED
                                                                              CORPORATE/     STATEMENTS
FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000             RETAIL      WHOLESALE       OTHER       OF OPERATIONS
                                                    ------      ---------       -----        ----------
Sales                                             $ 175,261     $ 163,544     $      --      $ 338,805
Gross Profit                                        112,281        72,857            --        185,138
Operating Margin                                     55,936        64,738       (31,576)        89,098
Unallocated costs                                        --            --       (16,500)       (16,500)
Income before provision for income taxes                 --            --            --         72,598

FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001

Sales                                             $ 211,707     $ 168,124     $      --      $ 379,831
Gross Profit                                        131,816        73,908            --        205,724
Operating Margin                                     62,852        65,524       (46,515)        81,861
Unallocated costs                                        --            --       (10,902)       (10,902)
Income before provision for income taxes                 --            --            --         70,959

FIFTY-TWO WEEKS ENDED DECEMBER 28, 2002

Sales                                             $ 239,920     $ 204,922     $      --      $ 444,842
Gross Profit                                        153,520        96,574            --        250,094
Operating Margin                                     66,168        87,212       (43,549)       109,831
Unallocated costs                                        --            --        (4,415)        (4,415)
Income before provision for income taxes                 --            --            --        105,416



15.   Valuation and Qualifying Accounts

                                                  BALANCE AT      CHARGED TO COSTS AND   DEDUCTIONS FROM    BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS               BEGINNING OF YEAR         EXPENSES             RESERVES       END OF YEAR
                                              -----------------   --------------------   ---------------    --------------
YEAR ENDED DECEMBER 30, 2000:
   Allowance for doubtful accounts                  $325                 $124                $ (97)           $352

YEAR ENDED DECEMBER 29, 2001:
   Allowance for doubtful accounts                   352                  332                 (359)            325

YEAR ENDED DECEMBER 28, 2002:
   Allowance for doubtful accounts                   325                  212                 (212)            325

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001
                                                             ---------------------------------------
                                                     March 31        June 30     September 29    December 29
                                                     --------        -------     ------------    -----------
                                                         (Dollars in Thousands, Except per Share Data)
Sales                                                $  75,320      $  62,230      $  84,939      $ 157,342
Cost of goods sold                                      38,015         30,132         39,910         66,050
                                                     ---------      ---------      ---------      ---------

Gross profit                                            37,305         32,098         45,029         91,292
Selling expenses                                        17,175         17,157         18,657         24,359
General and administrative expenses                      9,191          9,654         10,093          9,577
Restructuring charge                                     8,000             --             --             --
                                                     ---------      ---------      ---------      ---------

Income from operations                                   2,939          5,287         16,279         57,356
Interest income                                            (42)           (18)            (4)            (8)
Interest expense                                         3,376          2,996          2,401          1,823
Other (income) expense                                    (102)           (27)            28            478
                                                     ---------      ---------      ---------      ---------

Income (loss) before provision for (benefit
   from) income taxes                                     (293)         2,336         13,854         55,063
Provision for (benefit from) income taxes                 (114)           911          5,403         21,475
                                                     ---------      ---------      ---------      ---------

Net income (loss)                                    $    (179)     $   1,425      $   8,451      $  33,588
                                                     =========      =========      =========      =========

BASIC EARNINGS PER SHARE                             $    0.00      $    0.03      $    0.16      $    0.63
                                                     =========      =========      =========      =========

DILUTED EARNINGS PER SHARE                           $    0.00      $    0.03      $    0.16      $    0.62
                                                     =========      =========      =========      =========

                                                             FIFTY-TWO WEEKS ENDED DECEMBER 28, 2002
                                                             ---------------------------------------
                                                     March 30        June 29     September 28    December 28
                                                     --------        -------     ------------    -----------
                                                         (Dollars in Thousands, Except per Share Data)

Sales                                                $  88,184      $  81,296      $  99,037      $ 176,324
Cost of goods sold                                      42,109         37,739         44,840         70,060
                                                     ---------      ---------      ---------      ---------

Gross profit                                            46,075         43,557         54,197        106,264
Selling expenses                                        21,220         22,452         23,634         29,409
General and administrative expenses                     11,194         10,371         10,818         11,167
Restructuring charge                                       -              -              -              -
                                                     ---------      ---------      ---------      ---------
Income from operations                                  13,661         10,734         19,745         65,688
Interest income                                            (15)            (3)            (2)            (4)
Interest expense                                         1,308          1,157          1,253          1,138
Other (income) expense                                      60            (54)          (108)          (317)
                                                     ---------      ---------      ---------      ---------
Income before provision for income taxes                12,308          9,634         18,602         64,871
Provision for income taxes                               4,800          3,757          7,254         25,624
                                                     ---------      ---------      ---------      ---------
Net income                                           $   7,508      $   5,877      $  11,348      $  39,247
                                                     =========      =========      =========      =========
BASIC EARNINGS PER SHARE                             $    0.14      $    0.11      $    0.21      $    0.72
                                                     =========      =========      =========      =========

DILUTED EARNINGS PER SHARE                           $    0.14      $    0.11      $    0.21      $    0.72
                                                     =========      =========      =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be held on June 11, 2003 (the "Proxy Statement") and the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Compensation of Directors," "Compensation of Executive Officers" and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

(a.) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are (i) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) operating in an effective manner.

(b.) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3.    Exhibits

      The exhibits are listed below under Part IV, Item 15(c) of this Report.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended December 28, 2002.

(c)   Exhibits

      See the exhibit index accompanying this filing.

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

10.10 Form of Credit Agreement among The Yankee Candle Company, Inc., The Chase Manhattan Bank, as sole administrative agent, and the banks and other financial institutions party thereto.*

10.11 Recourse Secured Promissory Note, dated February 3, 1999, by Robert R. Spellman, and Stock Pledge Agreement, dated as of February 3, 1999, by and between The Yankee Candle Company, Inc. and Robert R. Spellman.*

10.12 Employment Agreement, dated as of October 22, 1998, as amended on February 9, 1999, between The Yankee Candle Company, Inc. and Robert R. Spellman.*+

10.13 Form of Management Rights Letter between The Yankee Candle Company, Inc. and the partnerships affiliated with Forstmann Little & Co.*

10.14 Employment Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Craig W. Rydin.**+

10.15 Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Michael D. Parry.***+

10.16 Employment Letter Agreement dated August 31, 2000 between The Yankee Candle Company, Inc. and Paul J. Hill.***+

10.17 Employment Letter Agreement dated May 2, 2001 between The Yankee Candle Company, Inc. and Harlan Kent.***+

23.1  Consent of Deloitte and Touche LLP****

99.1 Certification of Craig W. Rydin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

99.2 Certification of Robert R. Spellman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

----------
* Incorporated by reference from the Company's Registration Statements on Form S-1 (File No. 333-76397)
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2001.
*** Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal 2001.
****  Filed herewith.
+     Management compensation contract/plan

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

                                                 The Yankee Candle Company, Inc.


                                                 By
                                                   -----------------------------
                                                   Craig W. Rydin
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 27, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

             Signature                              Capacity



                                   Chairman of the Board of Directors, President
-------------------------------    and Chief Executive Officer
   Craig W. Rydin                  (Principal Executive Officer)



                                   Director, Senior Vice President, Finance and
-------------------------------    Chief Financial Officer
   Robert R. Spellman              (Principal Financial Officer)



                                   Vice President, Controller
-------------------------------    (Principal Accounting Officer)
   Gerald F. Lynch



                                   Director
-------------------------------
   Theodore J. Forstmann



                                   Director
-------------------------------
   Dale F. Frey

                                   Director
-------------------------------
   Michael F. Hines



                                   Director
-------------------------------
   Sandra J. Horbach



                                   Director
-------------------------------
   Jamie C. Nicholls



                                   Director
-------------------------------
   Michael S. Ovitz



                                   Director
-------------------------------
   Ronald L. Sargent



                                   Director
-------------------------------
   Emily Woods

                                 CERTIFICATIONS

I, Craig W. Rydin, certify that:

1. I have reviewed this Annual Report on Form 10-K of The Yankee Candle Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           /s/ CRAIG W. RYDIN
                                           -------------------------------------
Dated:  March 27, 2003                     Craig W. Rydin
                                           Chief Executive Officer

                                 CERTIFICATIONS

I, Robert R. Spellman, certify that:

1. I have reviewed this Annual Report on Form 10-K of The Yankee Candle Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           /s/ ROBERT R. SPELLMAN
                                           -------------------------------------
Dated:  March 27, 2003                     Robert R. Spellman
                                           Chief Financial Officer