Form 10-K/A
period 2002-12-28
YANKEE CANDLE CO INC
filed 2003-05-05
CIK 1084242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                  FORM 10-K/A

|X| AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes |X| No |_|

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

                                EXPLANATORY NOTE

The Yankee Candle Company, Inc. filed its original Annual Report on Form 10-K for the fiscal year ended December 28, 2002 on March 27, 2003. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely for the purpose of correcting the signature pages in the original Form 10-K, which inadvertently omitted the conformed signatures obtained by the Company prior to the filing. No attempt has been made in this Amendment No. 1 to the Annual Report on Form 10-K/A to modify or update disclosures for events which occurred subsequent to the original filing.

THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL RESULTS OF OPERATIONS.

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

10.14 Employment Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Craig W. Rydin.**+

10.15 Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Michael D. Parry.***+

10.16 Employment Letter Agreement dated August 31, 2000 between The Yankee Candle Company, Inc. and Paul J. Hill.***+

10.17 Employment Letter Agreement dated May 2, 2001 between The Yankee Candle Company, Inc. and Harlan Kent.***+

23.1  Consent of Deloitte and Touche LLP.****

99.1 Certification of Craig W. Rydin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 27, 2003.****

99.2 Certification of Robert R. Spellman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 27, 2003.****

99.3 Certification of Craig W. Rydin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2003.*****

99.4 Certification of Robert R. Spellman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2003.*****

----------
* Incorporated by reference from the Company's Registration Statements on Form S-1 (File No. 333-76397)
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2001.
*** Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal 2001.
**** Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal 2002.
***** Filed herewith.
+     Management compensation contract/plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.



                                        The Yankee Candle Company, Inc.


                                        By  /s/ CRAIG W. RYDIN
                                          -----------------------------------
                                            Craig W. Rydin
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 27, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

       Signature                                    Capacity



  /s/ CRAIG W. RYDIN                      Chairman of the Board of Directors,
----------------------------------        President and Chief Executive Officer
   Craig W. Rydin                         (Principal Executive Officer)


  /s/ ROBERT R. SPELLMAN                  Director, Senior Vice President,
----------------------------------        Finance and Chief Financial Officer
   Robert R. Spellman                     (Principal Financial Officer)

       Signature                                    Capacity


  /s/ GERALD F. LYNCH                     Vice President, Controller
----------------------------------        (Principal Accounting Officer)
   Gerald F. Lynch

  /s/ THEODORE J. FORSTMANN               Director
----------------------------------
   Theodore J. Forstmann

  /s/ DALE F. FREY                        Director
----------------------------------
   Dale F. Frey

  /s/ MICHAEL F. HINES                    Director
----------------------------------
   Michael F. Hines

  /s/ SANDRA J. HORBACH                   Director
----------------------------------
   Sandra J. Horbach

  /s/ JAMIE C. NICHOLLS                   Director
----------------------------------
   Jamie C. Nicholls

  /s/ MICHAEL S. OVITZ                    Director
----------------------------------
   Michael S. Ovitz

  /s/ RONALD L. SARGENT                   Director
----------------------------------
   Ronald L. Sargent

  /s/ EMILY WOODS                         Director
----------------------------------
   Emily Woods

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2003.


                                          The Yankee Candle Company, Inc.

                                          By  /s/ ROBERT R. SPELLMAN
                                            -----------------------------------
                                              Robert R. Spellman
                                              Senior Vice President, Finance and
                                              Chief Financial Officer

                                 CERTIFICATIONS

I, Craig W. Rydin, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A (as so amended, the "annual report") of The Yankee Candle Company, Inc.;

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


                                          /s/ CRAIG W. RYDIN
                                          -------------------------------------
Dated: May 5, 2003                        Craig W. Rydin
                                          Chief Executive Officer

                                 CERTIFICATIONS

I, Robert R. Spellman, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A (as so amended, the "annual report") of The Yankee Candle Company, Inc.;

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


                                          /s/ ROBERT R. SPELLMAN
                                          -------------------------------------
Dated: May 5, 2003                        Robert R. Spellman
                                          Chief Financial Officer