Form 10-Q
period 2003-03-29
YANKEE CANDLE CO INC
filed 2003-05-09
CIK 1084242

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 29, 2003

Commission File Number: 001-15023

THE YANKEE CANDLE COMPANY, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04 259 1416 (I.R.S. Employer Identification No.)

16 YANKEE CANDLE WAY
SOUTH DEERFIELD, MASSACHUSETTS 01373
(Address of principal executive office and zip code)

(413) 665-8306
(Registrant's telephone number, including area code)

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes ☒    No ☐

        The registrant had 54,366,960 shares of Common Stock, par value $0.01, outstanding as of May 8, 2003.

THE YANKEE CANDLE COMPANY, INC.

FORM 10-Q—Quarter Ended March 29, 2003

        This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. and its subsidiaries ("Yankee Candle", the "Company", "we", and "us") or its management "believes", "expects", "anticipates", "plans" and similar expressions that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 29, 2003	December 28, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,463	$43,689
Accounts receivable, less allowance of $325 at March 29, 2003 and December 28, 2002	28,102	25,356
Inventory	41,869	34,529
Prepaid expenses and other current assets	6,802	6,584
Deferred tax assets	2,434	2,434

TOTAL CURRENT ASSETS	84,670	112,592
PROPERTY, PLANT AND EQUIPMENT-NET	110,853	111,761
MARKETABLE SECURITIES	1,133	955
DEFERRED FINANCING COSTS	1,423	1,701
DEFERRED TAX ASSETS	110,144	113,144
OTHER ASSETS	486	490

TOTAL ASSETS	$308,709	$340,643

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	18,274	$20,601
Accrued payroll	8,756	12,335
Accrued income taxes	450	18,014
Other accrued liabilities	8,995	12,460
Current portion of long-term debt	33,500	32,000

TOTAL CURRENT LIABILITIES	69,975	95,410
DEFERRED COMPENSATION OBLIGATION	1,021	901
LONG TERM DEBT — Less current portion	12,571	28,600
DEFERRED RENT	3,215	2,820
STOCKHOLDERS' EQUITY:
Common stock	1,042	1,042
Additional paid-in capital	224,910	224,815
Treasury stock	(213,883)	(213,883)
Retained earnings	210,029	201,004
Unearned stock compensation	(66)	(88)
Accumulated other comprehensive (loss) income	(105)	22

TOTAL STOCKHOLDERS' EQUITY	221,927	212,912

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$308,709	$340,643

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Sales	$97,052	$88,184
Cost of goods sold	44,078	42,109

Gross profit	52,974	46,075
Selling expenses	24,700	21,220
General and administrative expenses	12,448	11,194

Income from operations	15,826	13,661
Interest income	(3)	(15)
Interest expense	786	1,308
Other expense	126	60

Income before provision for income taxes	14,917	12,308
Provision for income taxes	5,892	4,800

Net income	$9,025	$7,508

Basic earnings per share	$0.17	$0.14

Diluted earnings per share	$0.17	$0.14

Weighted-average basic shares outstanding	54,193	53,638

Weighted-average diluted shares outstanding	54,568	54,685

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$9,025	$7,508
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,475	4,087
Unrealized loss (gain) on marketable securities	29	(28)
Non-cash stock compensation	22	129
Deferred taxes	3,000	3,000
Loss on disposal of fixed assets and classic vehicles	114	46
Changes in assets and liabilities:
Accounts receivable, net	(2,792)	(4,543)
Inventory	(7,405)	(4,371)
Prepaid expenses and other assets	(277)	146
Accounts payable	(2,321)	1,109
Accrued expenses and other liabilities	(24,085)	(15,854)

NET CASH USED IN OPERATING ACTIVITIES	(20,215)	(8,771)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(3,392)	(6,726)
Investments in marketable securities	(207)	(139)
Proceeds from sale of property & equipment	33	77

NET CASH USED IN INVESTING ACTIVITIES	(3,566)	(6,788)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net (repayments) borrowings under bank credit agreements	(6,500)	4,000
Principal payments on long-term debt	(8,000)	(7,500)
Proceeds from the sale of common stock in 2002 (net of fees and expenses) & other	74	12

NET CASH USED IN FINANCING ACTIVITIES	(14,426)	(3,488)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19)	(19)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,226)	(19,066)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,689	30,531

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,463	$11,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$422	$1,069

Income taxes	$20,457	$15,292

Purchase of equipment by assumption of capital lease	$71	$0

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)

1.    BASIS OF PRESENTATION

        The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The financial information included herein is unaudited; however, in the opinion of management such information contains all adjustments necessary for a fair presentation of the results for such periods. In addition, the Company believes such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, cash flows and comprehensive income for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year ending January 3, 2004.

        Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 28, 2002 included in the Company's Annual Report on Form 10-K.

2.    INVENTORIES

        The components of inventory were as follows:

	March 29, 2003	December 28, 2002
Finished goods	$37,722	$30,273
Work-in-process	819	641
Raw materials and packaging	4,000	4,287

	42,541	35,201
Less LIFO adjustment	(672)	(672)

	$41,869	$34,529

3.    INCOME TAXES

        The Company's effective tax rate in the first quarter of fiscal 2003 and 2002 was 39.5% and 39.0%, respectively. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year. Management re-evaluates the Company's effective tax rate on a quarterly basis.

4.    EARNINGS PER SHARE

        SFAS No. 128, "Earnings Per Share," requires two presentations of earnings per share, "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted- average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The number of potential common shares which could dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, was 565 and 78 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares.

	For the Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Basic	54,193	53,638
Add:
Contingently returnable shares and shares issuable pursuant to stock option grants	375	1,047

Diluted	54,568	54,685

5.    STOCK BASED COMPENSATION

        The Company accounts for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 "Accounting for Stock Based Compensation" had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts.

	March 29, 2003	March 30, 2002
Net income, as reported	$9,025	$7,508
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	281	255

Pro forma net income	$8,744	$7,253

Earnings per share:
Basic-as reported	$0.17	$0.14
Basic-pro forma	$0.16	$0.14
Diluted-as reported	$0.17	$0.14
Diluted-pro forma	$0.16	$0.13

6.    COMPREHENSIVE INCOME

        Comprehensive income includes all changes in equity during the period. It has two components: net income and other comprehensive loss. Comprehensive income, net of related tax effects, is as follows:

	For the Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Net income	$9,025	$7,508
Other comprehensive loss:
Translation adjustment	(127)	(92)

Total other comprehensive loss	(127)	(92)

Comprehensive income	$8,898	$7,416

Accumulated other comprehensive (loss) income reported on the Company's Condensed Consolidated Balance Sheets consists primarily of foreign currency translation adjustments.

7.    SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

        The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the "CEO") currently reviews the results of the Company and its subsidiaries' businesses. The Company has two reportable segments—retail and wholesale. The identification of these segments results from management's recognition that while the product produced is similar, the type of customer for the product and services and the methods used to distribute the product are different.

	Retail	Wholesale	Unallocated/ Corporate/ Other	Balance per Consolidated Statements of Operations
Thirteen weeks ended March 29, 2003
Sales	$44,016	$53,036	$—	$97,052
Gross profit	28,498	24,476	—	52,974
Operating margin	6,304	21,970	(12,448)	15,826
Unallocated costs	—	—	(909)	(909)
Income before provision for income taxes	—	—	—	14,917
Thirteen weeks ended March 30, 2002
Sales	$42,148	$46,036	$—	$88,184
Gross Profit	25,652	20,423	—	46,075
Operating Margin	7,120	17,735	(11,194)	13,661
Unallocated costs	—	—	(1,353)	(1,353)
Income before provision for income taxes	—	—	—	12,308

8.    RESTRUCTURING RESERVE

        A restructuring charge for $8.0 million was recorded in fiscal 2001 to record costs associated with the Company's decision to consolidate and restructure distribution and manufacturing operations. The Company closed its Utah distribution facility and restructured its distribution and manufacturing work-force during 2001. Included in the restructuring charge are severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. An analysis of the activity within the remaining restructuring reserve is as follows as of March 29, 2003:

	Accrued as of December 28, 2002	Costs paid	Accrued as of March 29, 2003
Occupancy	$1,107	$87	$1,020
Employee related	47	41	6

Total	$1,154	$128	$1,026

        During the second quarter of fiscal 2002, the Company was successful in subletting the facility for the remaining lease term. The sublet income does not fully offset the Company's lease obligations, therefore the initial occupancy reserve remained unchanged after this sublet.

9.    SUBSEQUENT EVENTS

        On May 9, 2003, the Company announced that its board of directors authorized the repurchase of up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The repurchase program will be funded using cash generated from operating activities and/or borrowings under the Company's credit agreement. The terms, timing and amount of any shares repurchased will be determined by the Company's management and the Executive Committee of the Company's board of directors, based on their evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's stock plans and for other corporate purposes.

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

REVENUE / RECEIVABLES

        As described in the Notes to the Condensed Consolidated Financial Statements, we sell our products both directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale, while revenue from wholesale customers is recognized when shipped. We believe that this is the time that persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable; and collectability is reasonably assured. Revenue is recognized net of any applicable discounts and allowances. Customers, be they retail or wholesale, do have the right to return product to us in certain limited situations. Such rights of return have not precluded revenue recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results and cash flows.

INVENTORY

        We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value less costs to sell, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In addition, our inventory is stated at the lower of cost or market on a last-in first-out ("LIFO") basis. Cost is based on standard costs estimated at the beginning of the year. Fluctuations in production quantities, wage rates and in the cost of raw materials could impact the carrying value of our inventory. Accordingly, we periodically adjust the standard costs for variances owing to these fluctuations. Changes in the carrying value of inventory could affect our operating results and cash flow.

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

VALUE OF LONG-LIVED ASSETS, INCLUDING INTANGIBLES

        Long-lived assets on our balance sheet consist primarily of property, plant and equipment and trademarks. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values, and our projections of anticipated future cash flows. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

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

RESULTS OF OPERATIONS—Thirteen weeks ended March 29, 2003 versus thirteen weeks ended March 30, 2002

SALES

        Sales increased 10.1% to $97.0 million for the thirteen weeks ended March 29, 2003 from $88.2 million for the thirteen weeks ended March 30, 2002. Wholesale sales, including European operations, increased 15.2% to $53.0 million for the thirteen weeks ended March 29, 2003 from $46.0 million for the thirteen weeks ended March 30, 2002. This growth was achieved primarily by increasing sales to existing customers and to a lesser extent by increasing the number of wholesale locations.

        Retail sales increased 4.4% to $44.0 million for the thirteen weeks ended March 29, 2003 from $42.1 million for the thirteen weeks ended March 30, 2002. The increase in retail sales was due primarily to increased sales attributable to the 47 stores opened in 2002 (which in 2002 were open for less than a full year), and to the net addition of ten new stores in 2003. These factors were partially offset by a decrease in comparable store and catalog and Internet sales. Comparable store and catalog and Internet sales for the thirteen weeks ended March 29, 2003 decreased 10% compared to the thirteen weeks ended March 30, 2002. Retail comparable store sales for the thirteen weeks ended March 29, 2003 decreased 9% compared to the thirteen weeks ended March 30, 2002. There were 193 retail stores included in the comparable store base as of March 29, 2003. The primary factor which drove the decrease in comparable stores sales was a decline in store traffic and mall traffic generally. We believe that comparable store sales and store traffic were negatively impacted by the President's Day snowstorm which affected most of our store base in the Eastern half of the United States; by the commencement of the war with Iraq and its impact on consumer sentiment; and by the shift in the Easter holiday selling period, which occurred in the first quarter of 2002 and second quarter of 2003. There were 249 retail stores open as of March 29, 2003 compared to 202 retail stores open as of March 30, 2002 and 239 retail stores open as of December 28, 2002.

GROSS PROFIT

        Gross profit increased 15.0% to $53.0 million for the thirteen weeks ended March 29, 2003 from $46.1 million for the thirteen weeks ended March 30, 2002. As a percentage of sales, gross profit increased to 54.6% for the thirteen weeks ended March 29, 2003 from 52.2% for the thirteen weeks ended March 30, 2002. The increase in gross profit as a percentage of sales was primarily the result of improved productivity in supply chain operations and, to a lesser extent, a decrease in shrink expense at the retail level. This latter reduction is a result of our store operations group continuing to focus on decreasing this controllable expense. The increase in gross profit in dollars was primarily attributable to an increase in sales and also to improved productivity in supply chain operations.

SELLING EXPENSES

        Selling expenses increased 16.4% to $24.7 million for the thirteen weeks ended March 29, 2003 from $21.2 million for the thirteen weeks ended March 30, 2002. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 25.5% for the thirteen weeks ended March 29, 2003 from 24.1% for the thirteen weeks ended March 30, 2002. The increase in selling expenses in dollars and as a percentage of sales was primarily related to the continued growth in the number of retail stores, from 239 as of December 28, 2002 to 249 as of March 29, 2003, the effect of which is an increase in the weighting of immature stores. Immature stores are generally stores that are less than four years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than four years since fixed costs, as a percent of sales, are higher during the early sales maturation period. Excluding the sales and selling expenses of our most immature stores, the 2002 and 2003 store classes, selling expenses as a percentage of sales were 22.6% for the thirteen weeks ended March 29, 2003 compared to 23.8% for the thirteen weeks ended March 30, 2002. The increase in selling expense as a percentage of sales for 2003 is also explained by the decrease in retail comparable store sales since the fixed components of labor and occupancy do not decrease with negative comparable store sales.

SEGMENT PROFITABILITY

        Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $22.0 million, or 41.4% of wholesale sales for the thirteen weeks ended March 29, 2003 compared to $17.7 million or 38.5% of wholesale sales for the thirteen weeks ended March 30, 2002. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and improved productivity in supply chain operations. Segment profitability for the Company's retail operations was $6.3 million or 14.3% of retail sales for the thirteen weeks ended March 29, 2003 compared to $7.1 million or 16.9% of retail sales for the thirteen weeks ended March 30, 2002. The decrease in retail segment profitability as a percentage of retail sales was primarily attributable to the impact of our most immature stores, the 2002 and 2003 store classes. Excluding these immature stores, retail segment profitability was 17.1% for the thirteen weeks ended March 29, 2003 compared to 17.4% in the thirteen weeks ended March 30, 2002. The decrease in retail segment profitability in dollars is primarily attributable to a decline in retail comparable store sales, partially offset by improved productivity in supply chain operations.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 11.2% to $12.4 million for the thirteen weeks ended March 29, 2003 from $11.2 million for the thirteen weeks ended March 30, 2002. As a percentage of sales, general and administrative expenses increased to 12.8% for the thirteen weeks ended March 29, 2003 from 12.7% for the thirteen weeks ended March 30, 2002. The increase in general and administrative expenses in dollars and as a percentage of sales is due primarily to approximately $0.7 million in consulting costs related to a strategic planning project that began in late February.

NET OTHER EXPENSE

        Net other expense was $0.9 million for the thirteen weeks ended March 29, 2003, compared to $1.4 million for the thirteen weeks ended March 30, 2002. The primary component of the expense in each of these periods was interest expense, which was $0.8 million in the thirteen weeks ended March 29, 2003 compared to $1.3 million in the thirteen weeks ended March 30, 2002. Interest expense in the thirteen weeks ended March 29, 2003 decreased compared to the thirteen weeks ended March 30, 2002 primarily due to a reduction in the total debt outstanding from $111.5 million at March 30, 2002 to $46.0 million at March 29, 2003.

PROVISION FOR INCOME TAXES

        The effective tax rate for the thirteen weeks ended March 29, 2003 and March 30, 2002 was 39.5% and 39.0%, respectively. We are currently providing a valuation allowance against the deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2003 will be approximately 39.5%. We re-evaluate our effective tax rate on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents at March 29, 2003 decreased by $38.2 million compared to December 28, 2002. This decrease was partially attributable to cash used in operating activities of $20.2 million, which includes a $20.5 million payment of corporate income taxes for fiscal 2002 and fiscal 2003. Capital expenditures for the thirteen weeks ended March 29, 2003 were $3.4 million, primarily related to the capital requirements to open twelve new stores and investments in manufacturing and logistics operations. Net cash used in financing activities was $14.4 million for the thirteen weeks ended March 29, 2003 which primarily represents payment of credit facility borrowings and principal payments on long-term debt.

        We opened 12 stores and closed two stores during the thirteen weeks ended March 29, 2003 and we expect to open approximately 33 additional stores during the last three quarters of fiscal 2003. We expect to meet our cash requirements through a combination of available cash, operating cash flow and borrowings under our credit facility.

        As of March 29, 2003, we were in compliance with all covenants under our credit facility. Available borrowings under the revolving credit facility were $147.0 million. See our most recent Annual Report on Form 10-K for a description of the credit facility.

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

        On May 9, 2003, we announced that our board of directors authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program will be funded using cash generated from operating activities and/or borrowings under our credit agreement. The terms, timing and amount of any shares repurchased will be determined by our management and the Executive Committee of our board of directors, based on their evaluation of market conditions and other factors. As noted below, we have filed a registration statement on Form S-3 with respect to a proposed offering by certain of our stockholders. We will not be purchasing any shares in that offering. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.

        There are a number of important factors that could cause actual results of our share repurchase program, including the amount of shares repurchased, the intended use of any repurchased shares and the source of funding, to differ materially from those suggested or indicated by our forward-looking statements describing the program. These factors include, among others, the market price of our common stock prevailing from time to time, the nature of other investment opportunities presented to us from time to time, our cash generated from operating activities, general economic conditions and other factors identified below and in our Annual Report on Form 10-K filed with the SEC.

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

        We intend to continue to pursue a business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. Our current plans are to grow internally and not by acquisition, although from time to time we do consider possible acquisition candidates. In particular, our retail growth strategy depends in large part on our ability to open new stores in both existing and new geographic markets. Since our ability to implement our growth strategy successfully will be dependent in part on factors beyond our control, including consumer preferences and the competitive environment, we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle and giftware industries, and identify industry trends, will be critical factors in our ability to remain competitive.

        We expect that, as we grow, it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower margins than our wholesale sales. Our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. In addition, if we do not effectively manage our growth, we may experience problems such as the supply chain inefficiencies that occurred in 2000 due to overstaffing in our manufacturing and logistics operations. These inefficiencies were corrected in 2001 through a workforce reduction and the closing of our Salt Lake City distribution center, but resulted in a decline in our gross profit in the last quarter of 2000 and a restructuring charge of $8.0 million in 2001. We cannot assure you that we will continue to grow at a rate comparable to our historic growth rate or that our historic financial performance will continue as we grow.

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

Because we are not a diversified company and are effectively dependent upon one industry, we have less flexibility in reacting to unfavorable consumer trends, adverse economic conditions or business cycles.

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

Public health epidemics such as Severe Acute Respiratory Syndrome may affect our operating results.

        Approximately 12% of our sales in 2002 were generated by products, primarily accessories, that we purchased overseas. Substantially all of these products were purchased from East Asia. A sustained interruption of the operations of our suppliers, as a result of the impact of Severe Acute Respiratory Syndrome or other similar health epidemics, could have an adverse effect on our ability to receive timely shipments of certain of our products and could result in scrutiny or embargoing of goods produced in infected areas.

Our two largest stockholders, who are affiliates of Forstmann Little & Co., effectively control us and their interests may conflict with those of other stockholders.

        Partnerships affiliated with Forstmann Little & Co. currently own approximately 40% of our outstanding common stock and effectively control us. Accordingly, they are able to:

  •
  influence the election of our entire board of directors and, until they no longer own any shares of our common stock, they have the contractual right to nominate two directors to our board of directors,

  •
  influence our management and policies, and

  •
  affect the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, even where the transaction is not in the best interests of all stockholders.

        They may also be able to prevent or cause a change in control of Yankee Candle and may be able to amend our Articles of Organization and By-Laws. The interests of the Forstmann Little partnerships also may conflict with the interests of the other holders of common stock.

        On May 6, 2003 we filed a Registration Statement on Form S-3 with respect to a proposed secondary offering by certain selling shareholders including affiliates of Forstmann Little & Co. If the offering is completed as proposed, the Forstmann Little partnerships would together own approximately 20% of our outstanding common stock and together would continue to retain significant influence over the foregoing matters.

Provisions in our corporate documents and Massachusetts law could delay or prevent a change in control of Yankee Candle.

        Our Articles of Organization and By-Laws may discourage, delay or prevent a merger or acquisition involving Yankee Candle that our stockholders may consider favorable, by:

  •
  authorizing the issuance of preferred stock, the terms of which may be determined at the sole discretion of the board of directors,

  •
  providing for a classified board of directors, with staggered three-year terms, and

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at meetings.

        Massachusetts law may also discourage, delay or prevent someone from acquiring or merging with us.

We do not currently intend to pay dividends on our capital stock.

        We have never paid a cash dividend on our common stock as a public company and we do not currently intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, our financial condition, contractual and legal restrictions, and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement, we may not declare or pay dividends on our common stock unless our ratio of consolidated total debt to consolidated EBITDA (as defined in our credit agreement) is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we meet this requirement, we do not currently intend to pay dividends.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our market risks relate primarily to changes in interest rates. We bear this risk in our outstanding bank debt. At March 29, 2003, there was $46.0 million of bank debt outstanding, which consisted of $43.0 million in term loans and $3.0 million from our revolving credit facility. Because this bank debt carries a variable interest rate pegged to market indices, our results of operations and cash flows are exposed to changes in interest rates.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings Not Applicable
Item 2.	Changes in Securities and Use of Proceeds Not Applicable
Item 3.	Defaults Upon Senior Securities Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders. Not Applicable
Item 5.	Other Information Not Applicable
Item 6.	Exhibits and Reports on Form 8-K
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

THE YANKEE CANDLE COMPANY, INC.
Date: May 9, 2003	By:	/s/ ROBERT R. SPELLMAN Robert R. Spellman Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

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
/s/ CRAIG W. RYDIN

Dated: May 9, 2003	Craig W. Rydin Chief Executive Officer

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

/s/ ROBERT R. SPELLMAN Robert R. Spellman Chief Financial Officer

Dated: May 9, 2003

QuickLinks

FORM 10-Q—Quarter Ended March 29, 2003
Table of Contents
THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data) (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS