Form 10-Q
period 2003-06-28
YANKEE CANDLE CO INC
filed 2003-08-11
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:      June 28, 2003

Commission File Number:      001-15023

THE YANKEE CANDLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04 259 1416

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16 YANKEE CANDLE WAY
SOUTH DEERFIELD, MASSACHUSETTS 01373
(Address of principal executive office and zip code)

(413) 665-8306
(Registrant’s telephone number, including area code)

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

The registrant had 53,396,458 shares of Common Stock, par value $0.01, outstanding as of August 11, 2003.

THE YANKEE CANDLE COMPANY, INC.

FORM 10-Q – Quarter Ended June 28, 2003

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. and its subsidiaries (“Yankee Candle”, the “Company”, “we”, and “us”) or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 28,	December 28,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,443	$43,689
Accounts receivable, less allowance of $325 at June 28, 2003 and December 28, 2002	22,370	25,356
Inventory	44,351	34,529
Prepaid expenses and other current assets	12,106	6,584
Deferred tax assets	2,434	2,434

TOTAL CURRENT ASSETS	89,704	112,592
PROPERTY, PLANT AND EQUIPMENT-NET	112,859	111,761
MARKETABLE SECURITIES	1,326	955
DEFERRED FINANCING COSTS	1,144	1,701
DEFERRED TAX ASSETS	107,144	113,144
OTHER ASSETS	479	490

TOTAL ASSETS	$312,656	$340,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,577	$20,601
Accrued payroll	9,374	12,335
Accrued income taxes	—	18,014
Other accrued liabilities	10,094	12,460
Current portion of long-term debt	35,000	32,000

TOTAL CURRENT LIABILITIES	74,045	95,410
DEFERRED COMPENSATION OBLIGATION	1,225	901
LONG TERM DEBT – Less current portion	14,057	28,600
DEFERRED RENT	3,433	2,820
STOCKHOLDERS’ EQUITY:
Common stock	1,043	1,042
Additional paid-in capital	225,112	224,815
Treasury stock	(223,648)	(213,883)
Retained earnings	217,186	201,004
Unearned stock compensation	(45)	(88)
Accumulated other comprehensive income	248	22

TOTAL STOCKHOLDERS’ EQUITY	219,896	212,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,656	$340,643

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Sales	$92,393	$81,296	$189,446	$169,480
Cost of goods sold	41,218	37,739	85,297	79,848

Gross profit	51,175	43,557	104,149	89,632
Selling expenses	26,839	22,452	51,540	43,672
General and administrative expenses	11,679	10,371	24,126	21,565

Income from operations	12,657	10,734	28,483	24,395
Interest income	(24)	(3)	(27)	(18)
Interest expense	815	1,157	1,600	2,466
Other (income) expense	37	(54)	163	5

Income before provision for income taxes	11,829	9,634	26,747	21,942
Provision for income taxes	4,672	3,757	10,565	8,557

Net income	$7,157	$5,877	$16,182	$13,385

Basic earnings per share	$0.13	$0.11	$0.30	$0.25

Diluted earnings per share	$0.13	$0.11	$0.30	$0.24

Weighted average shares:
Basic	54,304	53,874	54,249	53,756

Diluted	54,650	54,835	54,609	54,760

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Twenty-Six Weeks Ended

	June 28,	June 29,
	2003	2002

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$16,182	$13,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,139	8,258
Unrealized (gain) loss on marketable securities	(139)	14
Non-cash stock compensation	43	258
Deferred taxes	6,000	6,000
Loss (gain) on disposal of fixed assets and classic vehicles	122	(176)
Changes in assets and liabilities:
Accounts receivable, net	3,050	6,122
Inventory	(9,723)	(16,364)
Prepaid expenses and other assets	(5,604)	(5,324)
Accounts payable	(1,032)	3,019
Accrued expenses and other liabilities	(22,409)	(15,781)

NET CASH USED IN OPERATING ACTIVITIES	(4,371)	(589)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(9,745)	(13,146)
Investments in marketable securities	(233)	(298)
Proceeds from sale of property & equipment	63	1,519
Proceeds from sale of marketable securities	—	263

NET CASH USED IN INVESTING ACTIVITIES	(9,915)	(11,662)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net (repayments) borrowings under bank credit agreements and other	4,487	3,980
Principal payments on long-term debt	(16,000)	(15,500)
Payments for redemption of common stock	(9,765)	—
Proceeds from the sale of common stock (net of fees and expenses)	298	695

NET CASH USED IN FINANCING ACTIVITIES	(20,980)	(10,825)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	20	42

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,246)	(23,034)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,689	30,531

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,443	$7,497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$811	$2,296

Income taxes	$27,505	$21,287

Purchase of equipment by assumption of capital lease	$57	$144

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)

1.     BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, cash flows and comprehensive income for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year ending January 3, 2004.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 28, 2002 included in the Company’s Annual Report on Form 10-K.

2.     INVENTORIES

The components of inventory were as follows:

	June 28,	December 28,
	2003	2002

Finished goods	$40,315	$30,273
Work-in-process	648	641
Raw materials and packaging	4,060	4,287

	45,023	35,201
Less LIFO adjustment	(672)	(672)

	$44,351	$34,529

3.     INCOME TAXES

The Company’s effective tax rate was 39.5% for both the thirteen and twenty-six weeks ended June 28, 2003 and 39.0% for both the thirteen and twenty-six weeks ended June 29, 2002. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year. Management re-evaluates the Company’s effective tax rate on a quarterly basis.

4.     EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share, “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For both the thirteen and twenty-six weeks ended June 28, 2003, 458 potential common shares which could dilute basic earnings per share in the future were excluded since their inclusion would have been antidilutive. There were no antidilutive securities for the thirteen or twenty-six weeks ended June 29, 2002. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Weighted average basic shares outstanding	54,304	53,874	54,249	53,756
Contingently returnable shares and shares issuable pursuant to stock option grants	346	961	360	1,004

Weighted average diluted shares outstanding	54,650	54,835	54,609	54,760

5.     STOCK BASED COMPENSATION

The Company accounts for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, the Company’s net income and net income per share would have decreased as reflected in the following pro forma amounts.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income, as reported	$7,157	$5,877	$16,182	$13,385
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	617	232	898	487

Pro forma net income	$6,540	$5,645	$15,284	$12,898

Earnings per share:
Basic-as reported	$0.13	$0.11	$0.30	$0.25
Basic-pro forma	$0.12	$0.10	$0.28	$0.24
Diluted-as reported	$0.13	$0.11	$0.30	$0.24
Diluted-pro forma	$0.12	$0.10	$0.28	$0.24

6.     COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity from non-stockholders’ sources during the period. It has two components: net income and other comprehensive income. Comprehensive income, net of related tax effects, is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income	$7,157	$5,877	$16,182	$13,385
Other comprehensive income:
Translation adjustment	353	364	226	272

Comprehensive income	$7,510	$6,241	$16,408	$13,657

7.     STOCK REPURCHASE PROGRAM

On May 9, 2003 the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of Yankee Candle common stock. During the fiscal 2003 second quarter the Company repurchased a total of 426,100 shares of common stock for an aggregate purchase price of $9.8 million. All 426,100 shares were repurchased in June 2003.

8.     SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the “CEO”) currently reviews the results of the Company and its subsidiaries’ businesses. The Company has two reportable segments - retail and wholesale. The identification of these segments results from management’s recognition that while the product produced is similar, the type of customer for the product and services and the methods used to distribute the product are different.

				Balance per
				Condensed
Thirteen Weeks			Unallocated/	Consolidated
Ended			Corporate/	Statements of
June 28, 2003	Retail	Wholesale	Other	Operations

Sales	$45,265	$47,128	$—	$92,393
Gross profit	29,859	21,316	—	51,175
Operating margin	5,784	18,552	(11,679)	12,657
Unallocated costs	—	—	(828)	(828)
Income before provision for income taxes	—	—	—	11,829

				Balance per
				Condensed
Thirteen Weeks			Unallocated/	Consolidated
Ended			Corporate/	Statements of
June 29, 2002	Retail	Wholesale	Other	Operations

Sales	$41,067	$40,229	$—	$81,296
Gross profit	24,649	18,908	—	43,557
Operating margin	4,744	16,361	(10,371)	10,734
Unallocated costs	—	—	(1,100)	(1,100)
Income before provision for income taxes	—	—	—	9,634

				Balance per
				Condensed
Twenty-Six Weeks			Unallocated/	Consolidated
Ended			Corporate/	Statements of
June 28, 2003	Retail	Wholesale	Other	Operations

Sales	$89,281	$100,165	$—	$189,446
Gross profit	58,357	45,792	—	104,149
Operating margin	12,088	40,521	(24,126)	28,483
Unallocated costs	—	—	(1,736)	(1,736)
Income before provision for income taxes	—	—	—	26,747

				Balance per
				Condensed
Twenty-Six Weeks			Unallocated/	Consolidated
Ended			Corporate/	Statements of
June 29, 2002	Retail	Wholesale	Other	Operations

Sales	$83,216	$86,264	$—	$169,480
Gross profit	50,302	39,330	—	89,632
Operating margin	11,865	34,095	(21,565)	24,395
Unallocated costs	—	—	(2,453)	(2,453)
Income before provision for income taxes	—	—	—	21,942

9.     RESTRUCTURING RESERVE

A restructuring charge for $8.0 million was recorded in fiscal 2001 to record costs associated with the Company’s decision to consolidate and restructure distribution and manufacturing operations. The Company closed its Utah distribution facility and restructured its distribution and manufacturing work-force during 2001. Included in the restructuring charge are severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. An analysis of the activity within the remaining restructuring reserve is as follows as of June 28, 2003:

	For the thirteen weeks ended			For the thirteen weeks ended
	March 29, 2003			June 28, 2003

	Accrued as of		Accrued as of		Accrued as of
	December 28, 2002	Costs paid	March 29, 2003	Costs paid	June 28, 2003

Occupancy	$1,107	$87	$1,020	$101	$919
Employee related	47	41	6	6	—

Total	$1,154	$128	$1,026	$107	$919

During the second quarter of fiscal 2002, the Company was successful in subletting the facility for the remaining lease term. The future sublet income approximates that originally estimated by the Company; therefore the initial occupancy reserve remained unchanged after this sublet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, restructuring costs, bad debts, intangible assets, income taxes, debt service and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

REVENUE / RECEIVABLES

As described in the Notes to the Condensed Consolidated Financial Statements, we sell our products both directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale, while revenue from wholesale customers is recognized when shipped and when risk of loss has transferred to the buyer. We believe that this is the time that persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Revenue is recognized net of any applicable discounts and allowances. Customers, be they retail or wholesale, do have the right to return product to us in certain limited situations. Such rights of return do not preclude revenue recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results and cash flows.

INVENTORY

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value less costs to sell, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In addition, our inventory is stated at the lower of cost or market on a last-in first-out (“LIFO”) basis. Cost is based on standard costs estimated at the beginning of the year. Fluctuations in production quantities, wage rates and the cost of raw materials could impact the carrying value of our inventory. Accordingly, we periodically adjust the standard costs for variances attributable to these fluctuations. Changes in the carrying value of inventory could affect our operating results and cash flows.

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

Seasonality. We have historically realized higher revenues and operating income in our fourth quarter, particularly in our retail business. We believe that this has been due primarily to the increase in the number of our retail stores and to increased sales in the giftware industry during the holiday season of our fourth quarter.

New Store Openings. The timing of our new store openings may also have an impact on our quarterly results. First, we incur certain one-time expenses related to opening each new store. These expenses, which consist primarily of salaries, supplies and marketing costs, are expensed as incurred. Second, most store expenses vary proportionately with sales, but there is a fixed cost component. This typically results in lower store profitability when a new store opens because new stores generally have lower sales than mature stores. Due to both of these factors, during periods when new store openings as a percentage of the base are higher, operating profit may decline in dollars and/or as a percentage of sales. As the overall store base matures, the fixed cost component of selling expenses is spread over an increased level of sales, assuming sales increase as stores age, resulting in a decrease in selling and other expenses as a percentage of sales.

RESULTS OF OPERATIONS – Thirteen and Twenty-six weeks ended June 28, 2003 versus June 29, 2002

SALES

Sales increased 13.7% to $92.4 million for the thirteen weeks ended June 28, 2003 from $81.3 million for the thirteen weeks ended June 29, 2002; and increased 11.8% to $189.4 million for the twenty-six weeks ended June 28, 2003 from $169.5 million for the twenty-six weeks ended June 29, 2002.

Wholesale sales, including European operations, increased 17.1% to $47.1 million for the thirteen weeks ended June 28, 2003 from $40.2 million for the thirteen weeks ended June 29, 2002; and increased 16.1% to $100.2 million for the twenty-six weeks ended June 28, 2003 from $86.3 million for the twenty-six weeks ended June 29, 2002. This growth was achieved primarily by increasing sales to existing customers and to a lesser extent by increasing the number of wholesale locations.

Retail sales increased 10.2% to $45.3 million for the thirteen weeks ended June 28, 2003 from $41.1 million for the thirteen weeks ended June 29, 2002; and increased 7.3% to $89.3 million for the twenty-six weeks ended June 28, 2003 from $83.2 million for the twenty-six weeks ended June 29, 2002. The increase in retail sales for the thirteen and twenty-six week periods ended June 28, 2003, compared to prior year, was due primarily to increased sales attributable to the 47 stores opened in 2002 (which in 2002 were open for less than a full year), and to the addition of new stores opened in 2003. The increase for the thirteen weeks ended June 28, 2003 was partially offset by a decrease in retail comparable store sales. The increase for the twenty-six weeks ended June 28, 2003 was partially offset by a decrease in retail comparable store and catalog and Internet sales. In addition, sales were unfavorably impacted for the twenty-six weeks ended June 28, 2003 by the President’s Day (February 16-17) snowstorm which affected most of our store base in the Eastern half of the United States. Comparable store and catalog and Internet sales decreased 5% for the thirteen weeks ended June 28, 2003 as compared to the thirteen weeks ended June 29, 2002 and decreased 8% for the twenty-six weeks ended June 28, 2003 as compared to the twenty-six weeks ended June 29, 2002. Retail comparable store sales decreased 6% for the thirteen weeks ended June 28, 2003 as compared to the thirteen weeks ended June 29, 2002 and decreased 8% for the twenty-six weeks ended June 28, 2003 as compared to the twenty-six weeks ended June 29, 2002. The primary factor which drove the decrease in retail comparable store sales was a decline in store traffic and mall traffic generally. Comparable store sales represent a comparison of the sales, during the corresponding fiscal months of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base after completing 13 fiscal months of operation. There were 210 retail stores included in the comparable store base as of June 28, 2003. There were 269 retail stores open as of June 28, 2003 compared to 218 retail stores open as of June 29, 2002 and 239 retail stores open as of December 28, 2002.

GROSS PROFIT

Gross profit increased 17.4% to $51.2 million for the thirteen weeks ended June 28, 2003 from $43.6 million for the thirteen weeks ended June 29, 2002; and increased 16.2% to $104.1 million for the twenty-six weeks ended June 28, 2003 from $89.6 million for the twenty-six weeks ended June 29, 2002. As a percentage of sales, gross profit increased to 55.4% for the thirteen weeks ended June 28, 2003 from 53.6% for the thirteen weeks ended June 29, 2002; and increased to 55.0% for the twenty-six weeks ended June 28, 2003 from 52.9% for the twenty-six weeks ended June 29, 2002. The improvement in gross profit rate for the thirteen weeks ended June 28, 2003 compared to the thirteen weeks ended June 29, 2002 was primarily due to continued productivity improvements in supply chain operations, both from a manufacturing and logistics standpoint, and a continued focus on shrink improvement at the retail stores. The improvement in gross profit rate for the twenty-six weeks ended June 28, 2003 compared to the twenty-six weeks ended June 29, 2002 was primarily attributable to improvements in supply chain operations and to a lesser extent improvement in shrink expense at the retail stores. The increase in gross profit dollars for both the thirteen and twenty-six weeks ended June 28, 2003 compared to the thirteen and twenty-six weeks ended June 29, 2002 was primarily attributable to an increase in sales and to a lesser extent improved productivity in supply chain operations.

SELLING EXPENSES

Selling expenses increased 19.5% to $26.8 million for the thirteen weeks ended June 28, 2003 from $22.4 million for the thirteen weeks ended June 29, 2002; and increased 18.0% to $51.5 million for the twenty-six weeks ended June 28, 2003 from $43.7 million for the twenty six weeks ended June 29, 2002. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 29.0% for the thirteen weeks ended June 28, 2003 from 27.6% for the thirteen weeks ended June 29, 2002; and increased to 27.2% for the twenty-six weeks ended June 28, 2003 from 25.8% for the twenty-six weeks ended June 29, 2002. The increase in selling expenses in dollars and as a percentage of sales was primarily related to the continued growth in the number of retail stores, from 239 as of December 28, 2002 to 269 as of June 28, 2003, the effect of which is an increase in the weighting of immature stores. Immature stores are generally stores that are less than four years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than four years since fixed costs, as a percent of sales, are higher during the early sales maturation period. The increase in selling expense as a percentage of sales for 2003 is also explained by the decrease in retail comparable store sales since the fixed components of labor and occupancy do not decrease with negative comparable store sales.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $18.6 million, or 39.4% of wholesale sales for the thirteen weeks ended June 28, 2003 compared to $16.4 million or 40.7% of wholesale sales for the thirteen weeks ended June 29, 2002. Segment profitability for our retail operations was $5.8 million, or 12.8% of retail sales, for the thirteen weeks ended June 28, 2003 compared to $4.7 million, or 11.6% of retail sales, for the thirteen weeks ended June 29, 2002. The increase in wholesale segment profitability in dollars was primarily attributable to increased wholesale sales and improved productivity in supply chain operations. The decrease in wholesale segment profitability as a percentage of sales was primarily due to an increase in sales mix of non-candle products, which generally have lower margins than our candle products, offset in part by improved productivity in supply chain operations. The increase in retail segment profitability was primarily attributable to an increase in sales, improved productivity in supply chain operations and a decrease in shrink expense offset in part by a decrease in retail comparable store sales and the impact of our most immature stores, the 2002 and 2003 store classes.

Segment profitability for our wholesale operations, including Europe, was $40.5 million, or 40.4% of wholesale sales for the twenty-six weeks ended June 28, 2003 compared to $34.1 million or 39.5% of wholesale sales for the twenty-six weeks ended June 29, 2002. Segment profitability for our retail operations was $12.1 million, or 13.5% of retail sales, for the twenty-six weeks ended June 28, 2003 compared to $11.9 million, or 14.3% of retail sales, for the twenty-six weeks ended June 29, 2002. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and improved productivity in supply chain operations. The increase in retail segment profitability in dollars was primarily attributable to an increase in sales, improved productivity in supply chain operations and a decrease in shrink expense, offset in part by a decrease in retail comparable store sales. The decrease in retail segment profitability as a percentage of sales was primarily due to the decrease in retail comparable store sales and the impact of our most immature stores, the 2002 and 2003 store classes, offset in part by improved productivity in supply chain operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 12.6% to $11.7 million for the thirteen weeks ended June 28, 2003 from $10.4 million for the thirteen weeks ended June 29, 2002; and increased 11.9% to $24.1 million for the twenty-six weeks ended June 28, 2003 from $21.6 million for the twenty-six weeks ended June 29, 2002. As a percentage of sales, general and administrative expenses decreased to 12.6% for the thirteen weeks ended June 28, 2003 from 12.8% for the thirteen weeks ended June 29, 2002; and was 12.7% for both the twenty-six weeks ended June 28, 2003 and June 29, 2002. The increase in general and administrative expenses in dollars for the thirteen and twenty-six weeks ended June 28, 2003 compared to June 29, 2002 was primarily attributable to consulting costs related to a strategic planning project that began in late February, increased insurance costs associated with the Company’s Directors and Officers insurance policy and to a lesser extent headcount additions in the latter part of 2002 and in 2003. The decrease in general and administrative expenses as a percentage of sales for the thirteen weeks ended June 28, 2003 was primarily attributable to the Company’s leveraging of these expenses over a larger sales base and its continued focus on expense control.

NET OTHER EXPENSE

Net other expense was $0.8 million for the thirteen weeks ended June 28, 2003, compared to $1.1 million for the thirteen weeks ended June 29, 2002; and $1.7 million for the twenty-six weeks ended June 28, 2003, compared to $2.5 million for the twenty-six weeks ended June 29, 2002. The primary component of the expense in each of these periods was interest expense, which was $0.8 million in the thirteen weeks ended June 28, 2003 compared to $1.2 million in the thirteen weeks ended June 29, 2002; and $1.6 million in the twenty-six weeks ended June 28, 2003 compared to $2.5 million for the twenty-six weeks ended June 29, 2002. Interest expense in the thirteen and twenty-six weeks ended June 28, 2003 decreased compared to the thirteen and twenty-six weeks ended June 29, 2002 primarily due to a reduction in the total debt outstanding from $103.5 million at June 29, 2002 to $49.0 million at June 28, 2003.

PROVISION FOR INCOME TAXES

The effective tax rate was 39.5% for both the thirteen and twenty-six weeks ended June 28, 2003 and 39.0% for both the thirteen and twenty-six weeks ended June 29, 2002. We are currently providing a valuation allowance against the net deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2003 will be approximately 39.5%. We re-evaluate our effective tax rate on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 28, 2003 decreased by $35.2 million compared to December 28, 2002. This decrease was partially attributable to cash used in operating activities of $4.4 million, which includes $27.5 million of corporate income tax payments for fiscal 2002 and first and second quarter estimates for fiscal 2003. Capital expenditures for the twenty-six weeks ended June 28, 2003 were $9.7 million, primarily related to the capital requirements to open 29 new stores and investments in manufacturing and logistics operations. Net cash used in financing activities was $21.0 million for the twenty-six weeks ended June 28, 2003 which primarily represents principal payments on long-term debt of $16.0 million, $9.8 million of payments for the redemption of common stock, which were offset in part by $4.5 million of borrowings under the credit facility.

On May 9, 2003 we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100.0 million of our common stock. During the fiscal 2003 second quarter we repurchased a total of 426,100 shares of our common stock for an aggregate purchase price of $9.8 million. All 426,100 shares were repurchased in June 2003.

We opened 29 stores, closed two stores and converted three temporary outlet stores to permanent locations with multi-year leases during the twenty-six weeks ended June 28, 2003 and we expect to open approximately 17 additional stores during the last two quarters of fiscal 2003. We expect to meet our cash requirements through a combination of available cash, operating cash flow and borrowings under our credit facility.

As of June 28, 2003, we were in compliance with all covenants under our credit facility. Available borrowings under the revolving credit facility were $136.0 million. See our most recent Annual Report on Form 10-K for a description of the credit facility. This facility will expire on July 7, 2004. We expect to have a new credit facility in place before the existing credit facility expires.

We expect that the principal sources of funding for our planned store openings and other working capital needs, capital expenditures, debt service obligations and stock repurchase program will be a combination of our available cash and cash equivalents, funds generated from operations, and borrowings under our credit facility. We believe that our current funds and sources of funds will be sufficient to fund our liquidity needs for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and worldwide economic conditions. In addition, borrowings under our credit facility are dependent upon our continued compliance with the financial and other covenants contained therein.

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

A material decline in consumers’ discretionary income could cause our sales and income to decline.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. We bear this risk in our outstanding bank debt. At June 28, 2003, there was $49.0 million of bank debt outstanding, which consisted of $35.0 million in term loans and $14.0 million from our revolving credit facility. Because this bank debt carries a variable interest rate pegged to market indices, our results of operations and cash flows are exposed to changes in interest rates.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 28, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its 2003 Annual Meeting of Stockholders (the “Annual Meeting”) on June 11, 2003. At the Annual Meeting, the following matters were submitted to a vote of the stockholders and the following actions were taken with respect thereto:

The Stockholders elected Theodore J. Forstmann, Jamie C. Nicholls, Robert R. Spellman and Michael B. Polk as Class I directors of the Company, to serve until the 2006 Annual Meeting or until their successors are duly elected and qualified. According to the report of the Inspector of Election, holders of at least 98.97 percent of the votes cast at the Annual Meeting voted in favor of each of the nominees. Holders of at least 47,744,630 shares of common stock voted to elect Mr. Forstmann. Holders of at least 47,743,838 shares of common stock voted to elect Ms. Nicholls. Holders of at least 47,748,010 shares of common stock voted to elect Mr. Spellman. Holders of at least 22,332,740 shares of common stock voted to elect Mr. Polk.

The stockholders voted to ratify the appointment of Deloitte & Touche L.L.P. as the Company’s independent auditors for the current fiscal year. Holders of at least 48,198,011 shares of common stock voted in favor, 33,276 shares of common stock against, and 9,824 shares of common stock abstained.

No other matters were submitted to a vote of the stockholders at the Annual Meeting.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 Certification of Craig W. Rydin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Robert R. Spellman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Craig W. Rydin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Robert R. Spellman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We furnished the following report on Form 8-K during the three months ended June 28, 2003:

Form 8-K, regarding the announcement of our earnings for the first quarter of fiscal 2003, furnished to the SEC on April 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.

/s/ Robert R. Spellman

Date: August 11, 2003	By: Robert R. Spellman
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)