Form 10-K/A
period 2002-12-28
YANKEE CANDLE CO INC
filed 2003-08-19
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (413) 665-8306

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, $0.01 par value	New York Stock Exchange, Inc.
(Title of each class)	(Name of each exchange where registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒       No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).   Yes ☒       No ☐

     Based on the closing sale price of $27.09 per share on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,472,438,482.

     On March 26, 2003 there were outstanding 54,359,460 shares of the Registrant’s Common Stock.

     Documents incorporated by reference (to the extent indicated herein):

               Registrant’s proxy statement (specified portions) with respect to the annual meeting of stockholders to be held on June 11, 2003 are incorporated into Part III.

Explanatory Note
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXHIBIT INDEX
EX-31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-32.1 SECT. 906 CERTIFICATION OF THE CEO
EX-32.2 SECT. 906 CERTIFICATION OF THE CFO

Explanatory Note

This Amendment is being filed for the purpose of deleting from the Company’s Annual Report on Form 10-K certain “non-GAAP financial measures” (as defined in applicable SEC regulations). Specifically, this Amendment deletes the following two non-GAAP financial measures that were originally included in the Annual Report on Form 10-K:

•	The “diluted earnings (loss) per share before restructuring charge” line item has been removed from the selected consolidated financial data table in Item 6, “Selected Financial Data.”

•	A sentence regarding selling expenses as a percentage of sales, excluding the Company’s newer store classes, has been removed from the “Selling Expenses” subsection of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In light of the new SEC rules placing restrictions in the use of non-GAAP financial measures (which were not in effect at the time the Company originally filed this Annual Report on Form 10-K), the Company does not intend to include in future filings the non-GAAP financial measures originally included in this Annual Report. Moreover, these non-GAAP financial measures could not be incorporated by reference, as currently presented, into registration statements the Company may file in the future under the Securities Act of 1933. Accordingly, the Company has concluded that it is advisable to delete these non-GAAP financial measures from its Annual Report on Form 10-K.

THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL RESULTS.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical consolidated financial and other data that follows should be read in conjunction with the “Consolidated Financial Statements,” the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The historical financial data as of December 29, 2001 and December 28, 2002 and for the fifty-two weeks ended December 30, 2000, December 29, 2001 and December 28, 2002 have been derived from the audited consolidated financial statements and the accompanying notes included in this document at Item 8.

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

The data set forth for the following items assumes that Yankee Candle was subject to federal and state income taxes and was taxed as a C corporation at the effective tax rates that would have applied for all periods:

•	Pro forma provision (benefit) for income taxes,

•	Pro forma net income (loss), and

•	Pro forma earnings per share (basic and diluted).

	Year ended	Fifty-two weeks ended

	December 31,	January 1,	December 30,	December 29,	December 28,
	1998	2000	2000	2001	2002

Statement of Operations Data:	(In Thousands, Except Per Share Data)
Sales	$188,722	$262,075	$338,805	$379,831	$444,842
Cost of goods sold	83,350	115,119	153,667	174,107	194,748

Gross profit	105,372	146,956	185,138	205,724	250,094
Selling expenses	30,546	44,547	64,464	77,348	96,714
General and administrative expenses	19,753	26,023	31,576	38,515	43,549
Bonus related to the 1998 recapitalization	61,263	—	—	—	—
Restructuring charge	—	—	—	8,000	—

Income (loss) from operations	(6,190)	76,386	89,098	81,861	109,831
Interest income	(219)	(627)	(235)	(72)	(23)
Interest expense	16,268	19,971	16,900	10,596	4,858
Other expense (income)	737	(116)	(165)	378	(420)

Income (loss) before provision for income taxes	(22,976)	57,158	72,598	70,959	105,416
Provision for income taxes	9,656	22,863	29,039	27,674	41,437

Income (loss) before extraordinary loss on early extinguishment of debt	(32,632)	34,295	43,559	43,285	63,979
Extraordinary loss on early extinguishment of debt, net of tax	—	3,162	—	—	—

Net income (loss)	$(32,632)	$31,133	$43,559	$43,285	$63,979

Basic earnings (loss) per share:
Income (loss) before extraordinary item	$(0.51)	$0.69	$0.82	$0.81	$1.19

Net income (loss)	$(0.51)	$0.62	$0.82	$0.81	$1.19

Diluted earnings (loss) per share:
Income (loss) before extraordinary item	$(0.51)	$0.66	$0.80	$0.79	$1.17

Net income (loss)	$(0.51)	$0.60	$0.80	$0.79	$1.17

Pro forma provision (benefit) for income taxes	(8,731)

Pro forma net income (loss)	$(14,245)

Pro forma basic earnings (loss) per share	$(0.22)
Pro forma diluted earnings (loss) per share	$(0.22)
Weighted average basic shares outstanding	64,458	49,857	52,900	53,537	53,896
Weighted average diluted shares outstanding	64,458	51,789	54,663	54,643	54,686
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$30,411	$23,569	$13,297	$30,531	$43,689
Working capital	31,005	(1,700)	(1,048)	(1,307)	17,182
Total assets	275,345	286,474	311,828	321,284	340,643
Total debt	320,000	187,568	157,512	115,000	60,600
Total stockholders’ equity (deficit)	(68,591)	61,435	105,167	148,104	212,912
Other Data:
Number of retail stores (at end of period)	62	102	147	192	239
Comparable store sales	16.5%	14.8%	8.9%	(1.7)%	(6.3)%
Comparable store sales with catalog and Internet	17.6%	16.8%	12.8%	2.0%	(4.4)%
Gross profit margin	55.8%	56.1%	54.6%	54.2%	56.2%
Depreciation and amortization	$4,662	$6,709	$10,762	$14,347	$17,347
Capital expenditures	9,433	22,749	37,122	26,844	25,867
Cash Flow Data:
Net cash flows from operating activities	$(11,578)	$55,430	$57,310	$86,962	$91,815
Net cash flows from investing activities	(9,305)	(22,676)	(37,457)	(26,428)	(24,153)
Net cash flows from financing activities	43,917	(39,683)	(30,042)	(43,256)	(54,599)
EBITDA (1)	(2,749)	83,266	99,465	95,286	126,918
Adjusted EBITDA (2)	$58,514	$83,266	$99,465	$103,286	$126,918
Adjusted EBITDA margin (3)	31.0%	31.8%	29.3%	27.1%	28.5%

(1)	EBITDA represents earnings before extraordinary items, income taxes, interest, depreciation and amortization (which includes amortization of deferred financing costs) and amortization of non-cash compensation, pursuant to Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Amortization of deferred financing costs is included in interest expense in the Consolidated Statements of Operations and in depreciation and amortization in the Consolidated Statements of Cash Flows. EBITDA is presented because management believes it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. For each of the years shown above, EBITDA is calculated based upon our net income (as shown above) and adjusted as follows:

		Fifty-two	Fifty-two	Fifty-two weeks	Fifty-two weeks
	Year ended	weeks ended	weeks ended	ended	ended
	December 31,	January 1,	December 30,	December 29,	December 28,
	1998	2000	2000	2001	2002

EBITDA:
Net income	$(32,632)	$31,133	$43,559	$43,285	$63,979
Extraordinary loss on early extinguishment of debt, net of tax	—	3,162	—	—	—
Provision for income taxes	9,656	22,863	29,039	27,674	41,437
Interest expense, net	16,049	19,344	16,665	10,524	4,835
Depreciation & amortization	4,662	6,709	10,762	14,347	17,347
Non-cash compensation	116	1,029	604	570	434
Amortization of deferred financing costs	(600)	(974)	(1,164)	(1,114)	(1,114)

EBITDA	$(2,749)	$83,266	$99,465	$95,286	$126,918

(2)	Adjusted EBITDA reflects EBITDA adjusted to eliminate (a) the bonus of $61,263 in 1998 related to the 1998 recapitalization and (b) the $8,000 restructuring charge in 2001. For each of the years shown above, Adjusted EBITDA is calculated based upon EBITDA (as shown above) and adjusted as follows:

		Fifty-two	Fifty-two	Fifty-two weeks	Fifty-two weeks
	Year ended	weeks ended	weeks ended	ended	ended
	December 31,	January 1,	December 30,	December 29,	December 28,
	1998	2000	2000	2001	2002

Adjusted EBITDA:
EBITDA	$(2,749)	$83,266	$99,465	$95,286	$126,918
Bonus related to the 1998 recapitalization	61,263	—	—	—	—
Restructuring charge	—	—	—	8,000	—

Adjusted EBITDA	$58,514	$83,266	$99,465	$103,286	$126,918

(3)	Adjusted EBITDA margin is adjusted EBITDA as a percentage of sales.

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

FIFTY-TWO WEEKS ENDED DECEMBER 28, 2002 (“2002”) COMPARED TO FIFTY-TWO WEEKS
ENDED DECEMBER 29, 2001 (“2001”)

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

		Costs Paid During		Costs Paid During
		the Fifty-Two		the Fifty-Two
		Weeks Ended	Accrued as of	Weeks Ended	Accrued as of
	Expense	December 29, 2001	December 29, 2001	December 28, 2002	December 28, 2002

Occupancy	$2,635	$781	$1,854	$747	$1,107
Employee related	2,635	2,304	331	284	47
Other	606	606	—	—	—

Total	$5,876	$3,691	$2,185	$1,031	$1,154

During the second quarter of fiscal 2002, we were successful in subletting the facility covered under the “Occupancy” heading for the remaining lease term. We believe that the remaining reserve at December 28, 2002 appropriately reflects our lease commitment exposure.

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

NET INCOME

Net income increased 48% to $64.0 million in 2002 from $43.3 million in 2001. In 2001, we incurred an $8.0 million pre-tax restructuring charge which reduced net income by $4.9 million. Prior to such charge, net income increased 33% from $48.2 million to $64.0 million in 2002.1

FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001 (“2001”) COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000 (“2000”)

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

GROSS PROFIT

Gross profit increased 11.1% to $205.7 million in 2001 from $185.1 million in 2000. As a percentage of sales, gross profit decreased to 54.2% in 2001 from 54.6% in 2000. The decrease in gross profit as a percentage of sales for 2001 was primarily attributable to discounts associated with the sell-through of

[1] Net income increased 48% to $64.0 million in 2002 from $43.3 million in 2001. Excluding the $8.0 million restructuring charge, net of the associated tax benefit of $3.1 million, net income increased 33% to $64.0 million in 2002 from $48.2 million in 2001.

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

		Costs Paid During
		the Fifty-Two
		Weeks Ended	Accrued as of
	Expense	December 29, 2001	December 29, 2001

Occupancy	$2,635	$781	$1,854
Employee related	2,635	2,304	331
Other	606	606	—

Total	$5,876	$3,691	$2,185

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

These internally generated cash flows have been sufficient to fund necessary capital expenditures for our expansion plans. Capital expenditures in 2002 were $25.9 million and were primarily related to (i) the capital requirements to open 47 new stores and our new Yankee Candle™ Home store, consisting of approximately $15.5 million in the aggregate; (ii) investments in manufacturing and logistics of approximately $6.7 million and (iii) investments in information systems of approximately $2.8 million. Capital expenditures were approximately $26.8 million in 2001 and primarily related to similar expenditures. More specifically, 45 new stores were opened in 2001 and we opened a new distribution center in April 2001. We anticipate that capital expenditures in 2003 will total approximately $27.0 million and will be spent in a similar manner as in 2002. We plan to open approximately 45 new stores in 2003.

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

Our credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain at the end of each fiscal quarter the following financial ratios as set forth in our credit agreement:

•	a consolidated total debt to consolidated EBITDA ratio of no more than 2.50 to 1.00 at December 28, 2002 and for subsequent fiscal quarters (at December 28, 2002 this ratio was 0.47 to 1.00).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus lease expense to the sum of consolidated cash interest expense plus lease expense) of no less than 4.00 to 1.00 at December 28, 2002 and for subsequent fiscal quarters (at December 28, 2002 this ratio was 6.73 to 1.00).

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

In addition to obligations to repay our long-term debt, we lease the majority of our retail stores under long-term operating leases. The following table summarizes our commitments under both our debt and lease obligations:

	Payments due by period (in thousands)

Contractual obligations	Total	2003	2004	2005	2006	2007	Thereafter

Long term obligations	$60,600	$32,000	$28,600	$—	$—	$—	$—
Operating leases	163,369	20,429	19,837	19,412	17,841	16,523	69,327

Total contractual cash obligations	$223,969	$52,429	$48,437	$19,412	$17,841	$16,523	$69,327

We believe that cash flow from operations and funds available under our credit agreement have been and will be sufficient for our working capital needs, planned capital expenditures and debt service obligations for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. It is to be implemented for restructuring or disposal activities occurring after December 31, 2001. The Company’s fiscal 2001 restructuring activities, as described in Note 7, occurred prior to the effective date of SFAS No. 146 and were therefore accounted for under previously promulgated accounting guidance then in effect – specifically, EITF Consensus No. 94-3 “Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity.”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 have been implemented in Note 2 and the interim disclosure reporting requirements will be adopted by the Company in the first interim period in 2003.

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

EXHIBIT INDEX

2.1	Recapitalization Agreement, dated as of March 25, 1998, as amended by and among Yankee Candle Holdings Corp., The Yankee Candle Company, Inc., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P. and Michael J. Kittredge.*
2.2	Asset Purchase Agreement, dated as of April 1, 1998, by and among The Yankee Candle Company, Inc., Chandler’s Tavern, Inc. and Michael J. Kittredge.*
2.3	Form of Agreement and Plan or Reorganization between The Yankee Candle Company, Inc. and Yankee Candle Holdings Corp.*
2.4	Form of Share Exchange between The Yankee Candle Company, Inc. and Michael J. Kittredge.*
3.1	Form of Restated Articles of Organization of The Yankee Candle Company, Inc.*
3.2	Form of Amended and Restated By-Laws of The Yankee Candle Company, Inc.*
4.1	Form of Common Stock Certificate.*
10.1	Form of outside director Stock Option Agreement.*+
10.2	Form of outside director Stockholder’s Agreement.*+
10.3	Form of Employee Stockholder’s Agreement.*+
10.4	The Yankee Candle Company Inc. Employee Stock Option Plan and form of Stock Option Agreement.*+
10.5	The Yankee Candle Company, Inc. 1999 Stock Option and Award Plan.*+
10.6	Stockholder’s Agreement, dated April 27, 1998, by and between The Yankee Candle Company, Inc. and Michael J. Kittredge.*
10.7	Form of Stockholder’s Agreement between The Yankee Candle Company, Inc. and employees.*+
10.8	Registration Rights Agreement, dated as of May 6, 1999, among The Yankee Candle Company, Inc., Forstmann Little & Co. Equity Partnership-V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P.*
10.9	Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers.*
10.10	Form of Credit Agreement among The Yankee Candle Company, Inc., The Chase Manhattan Bank, as sole administrative agent, and the banks and other financial institutions party thereto.*
10.11	Recourse Secured Promissory Note, dated February 3, 1999, by Robert R. Spellman, and Stock Pledge Agreement, dated as of February 3, 1999, by and between The Yankee Candle Company, Inc. and Robert R. Spellman.*
10.12	Employment Agreement, dated as of October 22, 1998, as amended on February 9, 1999, between The Yankee Candle Company, Inc. and Robert R. Spellman.*+
10.13	Form of Management Rights Letter between The Yankee Candle Company, Inc. and the partnerships affiliated with Forstmann Little & Co.*
10.14	Employment Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Craig W. Rydin.**+
10.15	Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Michael D. Parry.***+
10.16	Employment Letter Agreement dated August 31, 2000 between The Yankee Candle Company, Inc. and Paul J. Hill.***+
10.17	Employment Letter Agreement dated May 2, 2001 between The Yankee Candle Company, Inc. and Harlan Kent.***+
23.1	Consent of Deloitte and Touche LLP.****
31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 19, 2003. *****
31.2	Certification of Robert R. Spellman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 19, 2003. *****
32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 19, 2003. *****
32.2	Certification of Robert R. Spellman Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 19, 2003. *****

*	Incorporated by reference from the Company’s Registration Statements on Form S-1 (File No. 333-76397).

**	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2001.

***	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal 2001.

****	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal 2002.

*****	Filed herewith.

+	Management compensation contract/plan.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2003.

The Yankee Candle Company, Inc.

/s/ ROBERT R. SPELLMAN

By: Robert R. Spellman
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)