Form 10-Q/A
period 2003-03-29
YANKEE CANDLE CO INC
filed 2003-08-19
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A
AMENDMENT NO. 1

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 29, 2003

Commission File Number: 001-15023

THE YANKEE CANDLE COMPANY, INC

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04 259 1416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Explanatory Note
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-32.1 SECT. 906 CERTIFICATION OF THE CEO
EX-32.2 SECT. 906 CERTIFICATION OF THE CFO

Explanatory Note

This Amendment is being filed for the purpose of deleting from the Company’s Quarterly Report on Form 10-Q certain “non-GAAP financial measures” (as defined in applicable SEC regulations). Specifically, this Amendment deletes the following two non-GAAP financial measures that were originally included in the Quarterly Report on Form 10-Q:

•	A sentence regarding selling expenses as a percentage of sales, excluding the Company’s newer store classes, has been removed from the “Selling Expenses” subsection of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	A sentence regarding retail segment profitability, excluding the Company’s newer store classes, has been removed from the “Segment Profitability” subsection of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In light of the new SEC rules placing restrictions in the use of non-GAAP financial measures, the Company does not intend to include in future filings the non-GAAP financial measures originally included in this Quarterly Report. Moreover, these non-GAAP financial measures could not be incorporated by reference, as currently presented, into registration statements the Company may file in the future under the Securities Act of 1933. Accordingly, the Company has concluded that it is advisable to delete these non-GAAP financial measures from its Quarterly Report on Form 10-Q.

THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL RESULTS.

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

RESULTS OF OPERATIONS – Thirteen weeks ended March 29, 2003 versus thirteen weeks ended March 30, 2002

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

Retail sales increased 4.4% to $44.0 million for the thirteen weeks ended March 29, 2003 from $42.1 million for the thirteen weeks ended March 30, 2002. The increase in retail sales was due primarily to increased sales attributable to the 47 stores opened in 2002 (which in 2002 were open for less than a full year), and to the net addition of ten new stores in 2003. These factors were partially offset by a decrease in comparable store and catalog and Internet sales. Comparable store and catalog and Internet sales for the thirteen weeks ended March 29, 2003 decreased 10% compared to the thirteen weeks ended March 30, 2002. Retail comparable store sales for the thirteen weeks ended March 29, 2003 decreased 9% compared to the thirteen weeks ended March 30, 2002. There were 193 retail stores included in the comparable store base as of March 29, 2003. The primary factor which drove the decrease in comparable stores sales was a decline in store traffic and mall traffic generally. We believe that comparable store sales and store traffic were negatively impacted by the President’s Day snowstorm which affected most of our store base in the Eastern half of the United States; by the commencement of the war with Iraq and its impact on consumer sentiment; and by the shift in the Easter holiday selling period, which occurred in the first quarter of 2002 and second quarter of 2003. There were 249 retail stores open as of March 29, 2003 compared to 202 retail stores open as of March 30, 2002 and 239 retail stores open as of December 28, 2002.

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

SEGMENT PROFITABILITY

Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $22.0 million, or 41.4% of wholesale sales for the thirteen weeks ended March 29, 2003 compared to $17.7 million or 38.5% of wholesale sales for the thirteen weeks ended March 30, 2002. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and improved productivity in supply chain operations. Segment profitability for the Company’s retail operations was $6.3 million or 14.3% of retail sales for the thirteen weeks ended March 29, 2003 compared to $7.1 million or 16.9% of retail sales for the thirteen weeks ended March 30, 2002. The decrease in retail segment profitability as a percentage of retail sales was primarily attributable to the impact of our most immature stores, the 2002 and 2003 store classes. The decrease in retail segment profitability in dollars is primarily attributable to a decline in retail comparable store sales, partially offset by improved productivity in supply chain operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.

/s/ Robert R. Spellman

Date: August 19, 2003	By: Robert R. Spellman Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)