Form 10-Q
period 2003-09-27
YANKEE CANDLE CO INC
filed 2003-11-12
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:      September 27, 2003

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

The registrant had 50,851,518 shares of Common Stock, par value $0.01, outstanding as of November 5, 2003.

THE YANKEE CANDLE COMPANY, INC.

FORM 10-Q – Quarter Ended September 27, 2003

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. and its subsidiaries (“Yankee Candle”, the “Company”, “we”, and “us”) or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions, that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 27,	December 28,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,890	$43,689
Accounts receivable	40,394	25,356
Inventory	55,180	34,529
Prepaid expenses and other current assets	8,839	6,584
Deferred tax assets	2,434	2,434

TOTAL CURRENT ASSETS	115,737	112,592
PROPERTY, PLANT AND EQUIPMENT-NET	113,579	111,761
MARKETABLE SECURITIES	1,410	955
DEFERRED FINANCING COSTS	866	1,701
DEFERRED TAX ASSETS	104,144	113,144
OTHER ASSETS	466	490

TOTAL ASSETS	$336,202	$340,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,560	$20,601
Accrued payroll	10,883	12,335
Accrued income taxes	—	18,014
Other accrued liabilities	13,168	12,460
Current portion of long-term debt	110,035	32,000

TOTAL CURRENT LIABILITIES	160,646	95,410
DEFERRED COMPENSATION OBLIGATION	1,321	901
LONG TERM DEBT – Less current portion	—	28,600
DEFERRED RENT	3,567	2,820
STOCKHOLDERS’ EQUITY:
Common stock	1,044	1,042
Additional paid-in capital	226,232	224,815
Treasury stock	(287,626)	(213,883)
Retained earnings	230,845	201,004
Unearned stock compensation	(23)	(88)
Accumulated other comprehensive income	196	22

TOTAL STOCKHOLDERS’ EQUITY	170,668	212,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,202	$340,643

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Sales	$114,134	$99,037	$303,580	$268,517
Cost of goods sold	49,906	44,840	135,203	124,688

Gross profit	64,228	54,197	168,377	143,829
Selling expenses	28,653	23,634	80,192	67,305
General and administrative expenses	12,146	10,818	36,272	32,383

Income from operations	23,429	19,745	51,913	44,141
Interest income	(2)	(2)	(29)	(20)
Interest expense	873	1,253	2,474	3,719
Other (income) expense	(19)	(108)	144	(102)

Income before provision for income taxes	22,577	18,602	49,324	40,544
Provision for income taxes	8,918	7,254	19,483	15,812

Net income	$13,659	$11,348	$29,841	$24,732

Basic earnings per share	$0.26	$0.21	$0.55	$0.46

Diluted earnings per share	$0.26	$0.21	$0.55	$0.45

Weighted average shares:
Basic	52,940	53,882	53,813	53,798

Diluted	53,357	54,652	54,264	54,724

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended

	September 27,	September 28,
	2003	2002

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$29,841	$24,732
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,987	12,635
Unrealized (gain) loss on marketable securities	(196)	195
Stock-based compensation expense	492	386
Deferred taxes	9,000	9,000
Loss (gain) on disposal of property and equipment	136	(99)
Changes in assets and liabilities:
Accounts receivable, net	(14,951)	(10,514)
Inventory	(20,537)	(26,432)
Prepaid expenses and other assets	(2,375)	(2,121)
Accounts payable	5,951	7,174
Accrued expenses and other liabilities	(17,600)	(13,876)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,748	1,080

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(15,182)	(19,449)
Investments in marketable securities	(259)	(359)
Proceeds from sale of property & equipment	252	1,666
Proceeds from sale of marketable securities	—	263

NET CASH USED IN INVESTING ACTIVITIES	(15,189)	(17,879)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings (repayments) under bank credit agreements and other	73,367	19,030
Principal payments on long-term debt	(24,000)	(23,500)
Payments for redemption of common stock	(73,743)	—
Proceeds from the sale of common stock	992	695

NET CASH USED IN FINANCING ACTIVITIES	(23,384)	(3,775)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	26	65

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,799)	(20,509)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,689	30,531

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,890	$10,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,252	$3,560

Income taxes	$28,253	$21,670

Purchase of equipment by assumption of capital lease	$35	$122

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, cash flows and comprehensive income for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal years.

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

2. INVENTORIES

The components of inventory were as follows:

	September 27,	December 28,
	2003	2002

Finished goods	$51,313	$30,273
Work-in-process	767	641
Raw materials and packaging	4,054	4,287

	56,134	35,201
Less LIFO reserve	(954)	(672)

	$55,180	$34,529

3. INCOME TAXES

The Company’s effective tax rate was 39.5% for both the thirteen and thirty-nine weeks ended September 27, 2003 and 39.0% for both the thirteen and thirty-nine weeks ended September 28, 2002. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year. Management re-evaluates the Company’s effective tax rate on a quarterly basis.

4. EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share, “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted- average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. There were no antidilutive securities for the thirteen weeks ended September 27, 2003. For the thirty-nine weeks ended September 27, 2003, 497 potential common shares which could dilute basic earnings per share in the future were excluded since their inclusion would have been antidilutive. There were no antidilutive securities for the thirteen or thirty-nine weeks ended September 28, 2002. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Weighted average basic shares outstanding	52,940	53,882	53,813	53,798
Contingently returnable shares and shares issuable pursuant to stock option grants	417	770	451	926

Weighted average diluted shares outstanding	53,357	54,652	54,264	54,724

5. STOCK BASED COMPENSATION

The Company currently sponsors stock option plans. Prior to the third quarter 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective September 27, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method. Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. These will be expensed over the vesting period based on the fair value at the date of the grant. The adoption of the fair value method of accounting for stock-based compensation resulted in a charge of $427 for the thirty-nine weeks ended September 27, 2003. Approximately $100 of this charge related to the first six months of 2003.

Awards under the Company’s option plan vest, in general, over a four year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income for all periods presented in this Form 10-Q is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net income, as reported	$13,659	$11,348	$29,841	$24,732
Deduct: Total stock based employee compensation expense determined under fair value based method for awards granted prior to 2003, net of related tax effects	277	254	831	763

Pro forma net income	$13,382	$11,094	$29,010	$23,969

Earnings per share:
Basic-as reported	$0.26	$0.21	$0.55	$0.46
Basic-pro forma	$0.25	$0.21	$0.54	$0.45
Diluted-as reported	$0.26	$0.21	$0.55	$0.45
Diluted-pro forma	$0.25	$0.20	$0.53	$0.44

6. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity from non-stockholders’ sources during the period. It has two components: net income and other comprehensive income. Comprehensive income, net of related tax effects, is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net income	$13,659	$11,348	$29,841	$24,732
Other comprehensive income:
Translation adjustment	(52)	52	174	325

Comprehensive income	$13,607	$11,400	$30,015	$25,057

7. STOCK REPURCHASE PROGRAM

On May 9, 2003 the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of Yankee Candle common stock. During the fiscal 2003 third quarter the Company repurchased a total of 2,727,800 shares of common stock for an aggregate purchase price of $63.9 million. From May 2003 through the end of the fiscal 2003 third quarter, the Company purchased a cumulative total of 3,153,900 shares of its common stock for an aggregate purchase price of $73.8 million.

8. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the “CEO”) currently reviews the results of the Company and its subsidiaries’ businesses. The Company has two reportable segments - retail and wholesale. The identification of these segments results from management’s recognition that while the product sold is similar, the type of customer for the product and the service methods used to distribute the product are different.

				Balance per
				Condensed
Thirteen Weeks			Unallocated/	Consolidated
Ended			Corporate/	Statements of
September 27, 2003	Retail	Wholesale	Other	Operations

Sales	$51,323	$62,811	$—	$114,134
Gross profit	34,807	29,421	—	64,228
Operating margin	9,472	26,103	(12,146)	23,429
Unallocated costs	—	—	(852)	(852)
Income before provision for income taxes	—	—	—	22,577

				Balance per
				Condensed
Thirteen Weeks			Unallocated/	Consolidated
Ended			Corporate/	Statements of
September 28, 2002	Retail	Wholesale	Other	Operations

Sales	$45,843	$53,194	$—	$99,037
Gross profit	28,809	25,388	—	54,197
Operating margin	7,980	22,583	(10,818)	19,745
Unallocated costs	—	—	(1,143)	(1,143)
Income before provision for income taxes	—	—	—	18,602

				Balance per
				Condensed
Thirty-Nine Weeks			Unallocated/	Consolidated
Ended			Corporate/	Statements of
September 27, 2003	Retail	Wholesale	Other	Operations

Sales	$140,604	$162,976	$—	$303,580
Gross profit	93,164	75,213	—	168,377
Operating margin	21,560	66,625	(36,272)	51,913
Unallocated costs	—	—	(2,589)	(2,589)
Income before provision for income taxes	—	—	—	49,324

				Balance per
				Condensed
Thirty-Nine Weeks			Unallocated/	Consolidated
Ended			Corporate/	Statements of
September 28, 2002	Retail	Wholesale	Other	Operations

Sales	$129,059	$139,458	$—	$268,517
Gross profit	79,111	64,718	—	143,829
Operating margin	19,846	56,678	(32,383)	44,141
Unallocated costs	—	—	(3,597)	(3,597)
Income before provision for income taxes	—	—	—	40,544

9. RESTRUCTURING RESERVE

A restructuring charge for $8.0 million was recorded in fiscal 2001 to record costs associated with the Company’s decision to consolidate and restructure distribution and manufacturing operations. The Company closed its Utah distribution facility and restructured its distribution and manufacturing work-force during 2001. Included in the restructuring charge were severance and other employee related costs, the non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. An analysis of the activity within the remaining restructuring reserve is as follows for the thirty-nine weeks ended September 27, 2003:

	For the thirteen weeks ended			For the thirteen weeks ended		For the thirteen weeks ended
	March 29, 2003			June 28, 2003		September 27, 2003

							Accrued as of
	Accrued as of		Accrued as of		Accrued as of		September 27,
	December 28, 2002	Costs paid	March 29, 2003	Costs paid	June 28, 2003	Costs paid	2003

Occupancy	$1,107	$87	$1,020	$101	$919	$60	$859
Employee related	47	41	6	6	—	—	—

Total	$1,154	$128	$1,026	$107	$919	$60	$859

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

In addition, our inventory is stated at the lower of cost or market on a last-in first-out (“LIFO”) basis. A LIFO reserve has been established and is recomputed on an annual basis. We make interim judgments about the anticipated year-end reserve on a quarterly basis. Changes in anticipated year-end inventory levels could affect our operating results.

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

CHANGE IN ACCOUNTING

Effective September 27, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the prospective transition method selected by the Company as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123” all stock option grants beginning with grants made in fiscal 2003 will be expensed over the vesting period, based on the fair value at the date of the grant. We recorded a charge of approximately $0.4 million for the thirty-nine weeks ended September 27, 2003.

PERFORMANCE MEASURES

We measure the performance of our retail and wholesale segments through a segment margin calculation, which specifically identifies not only gross profit on the sales of products through the two channels but also costs and expenses specifically related to each segment.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

We have experienced, and may experience in the future, fluctuations in our quarterly operating results. There are numerous factors that can contribute to these fluctuations; however, the principal forseeable factors are seasonality and new store openings.

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

RESULTS OF OPERATIONS – Thirteen and Thirty-nine weeks ended September 27, 2003 versus September 28, 2002

SALES

Sales increased 15.2% to $114.1 million for the thirteen weeks ended September 27, 2003 from $99.0 million for the thirteen weeks ended September 28, 2002; and increased 13.1% to $303.6 million for the thirty-nine weeks ended September 27, 2003 from $268.5 million for the thirty-nine weeks ended September 28, 2002.

Wholesale sales, including European operations, increased 18.1% to $62.8 million for the thirteen weeks ended September 27, 2003 from $53.2 million for the thirteen weeks ended September 28, 2002; and increased 16.9% to $162.9 million for the thirty-nine weeks ended September 27, 2003 from $139.5 million for the thirty-nine weeks ended September 28, 2002. This growth was achieved primarily by increasing sales to existing customers and to a lesser extent by increasing the number of wholesale locations.

Retail sales increased 12.0% to $51.3 million for the thirteen weeks ended September 27, 2003 from $45.8 million for the thirteen weeks ended September 27, 2002; and increased 8.9% to $140.6 million for the thirty-nine weeks ended September 27, 2003 from $129.1 million for the thirty-nine weeks ended September 28, 2002. The increase in retail sales for the thirteen weeks ended September 27, 2003, as compared to the prior year quarter, was due primarily to the addition of new stores opened in 2003 and to a lesser extent increased sales attributable to the 47 stores opened in 2002 (which in 2002 were open for less than a full year). The increase in retail sales for the thirty-nine week periods ended September 27, 2003, compared to prior year, was due primarily to increased sales attributable to the 47 stores opened in 2002 (which in 2002 were open for less than a full year), and to the addition of new stores opened in 2003. The increase for the thirteen and thirty-nine weeks ended September 27, 2003 was partially offset by a decrease in retail comparable store and catalog and Internet sales. In addition, sales were unfavorably impacted for the thirty-nine weeks ended September 27, 2003 by the President’s Day (February 16-17) snowstorm which affected most of our store base in the Eastern half of the United States. Comparable store and catalog and Internet sales decreased 1.0% for the thirteen weeks ended September 27, 2003 as compared to the thirteen weeks ended September 28, 2002 and decreased 5.0% for the thirty-nine weeks ended September 27, 2003 as compared to the thirty-nine weeks ended September 28, 2002. Retail comparable store sales were flat for the thirteen weeks ended September 27, 2003 as compared to the thirteen weeks ended September 28, 2002 and decreased 5.0% for the thirty-nine weeks ended September 27, 2003 as compared to the thirty-nine weeks ended September 27, 2002. The primary factor for the decrease in retail comparable store sales was a decline in store traffic and mall traffic generally. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base after completing 13 fiscal months of operation. There were 226 retail stores included in the comparable store base as of September 27, 2003. There were 282 retail stores open as of September 27, 2003 compared to 236 retail stores open as of September 28, 2002 and 239 retail stores open as of December 28, 2002.

GROSS PROFIT

Gross profit increased 18.5% to $64.2 million for the thirteen weeks ended September 27, 2003 from $54.2 million for the thirteen weeks ended September 28, 2002; and increased 17.1% to $168.4 million for the thirty-nine weeks ended September 27, 2003 from $143.8 million for the thirty-nine weeks ended September 28, 2002. As a percentage of sales, gross profit increased to 56.3% for the thirteen weeks ended September 27, 2003 from 54.7% for the thirteen weeks ended September 28, 2002; and increased to 55.0% for the thirty-nine weeks ended September 27, 2003 from 53.6% for the thirty-nine weeks ended September 28, 2002. The improvement in gross profit rate for the thirteen and thirty-nine weeks ended September 27, 2003 compared to the thirteen and thirty-nine weeks ended September 28, 2002 was primarily due to continued productivity improvements in supply chain operations, more efficient sourcing of non-manufactured product, the avoidance of deep discounting at our retail stores and to a lesser extent a continued focus on shrink improvement at the retail stores. The increase in gross profit dollars for both the thirteen and thirty-nine weeks ended September 27, 2003 compared to the thirteen and thirty-nine weeks ended September 28, 2002 was primarily attributable to an increase in sales and to a lesser extent improved productivity in supply chain operations.

SELLING EXPENSES

Selling expenses increased 21.2% to $28.7 million for the thirteen weeks ended September 27, 2003 from $23.6 million for the thirteen weeks ended September 28, 2002; and increased 19.1% to $80.2 million for the thirty-nine weeks ended September 27, 2003 from $67.3 million for the thirty-nine weeks ended September 28, 2002. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 25.1% for the thirteen weeks ended September 27, 2003 from 23.9% for the thirteen weeks ended September 28, 2002; and increased to 26.4% for the thirty-nine weeks ended September 27, 2003 from 25.1% for the thirty-nine weeks ended September 28, 2002. The increase in selling expenses in dollars and as a percentage of sales was primarily related to the continued growth in the number of retail stores, the effect of which is an increase in the weighting of immature stores. Immature stores are generally stores that are less than four years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than four years since fixed costs, as a percent of sales, are higher during the early sales maturation period. The increase in selling expense as a percentage of sales for the thirty-nine weeks ended September 27, 2003 is also explained by the decrease in retail comparable store sales since the fixed components of labor and occupancy do not decrease with negative comparable store sales.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $26.1 million, or 41.6% of wholesale sales for the thirteen weeks ended September 27, 2003 compared to $22.6 million or 42.4% of wholesale sales for the thirteen weeks ended September 28, 2002. Segment profitability for our retail operations was $9.5 million, or 18.4% of retail sales, for the thirteen weeks ended September 27, 2003 compared to $8.0 million, or 17.4% of retail sales, for the thirteen weeks ended September 28, 2002. The increase in wholesale segment profitability in dollars was primarily attributable to increased wholesale sales and improved productivity in supply chain operations. The decrease in wholesale segment profitability as a percentage of sales was primarily due to an increase in sales mix of non-candle products, which generally have lower margins than our candle products, offset in part by improved productivity in supply chain operations. The increase in retail segment profitability was primarily attributable to an increase in sales, improved productivity in supply chain operations, the avoidance of deep discounting at our retail stores and a decrease in shrink expense, offset in part by the impact of our most immature stores, the 2002 and 2003 store classes and a decrease in comparable store and catalog and Internet sales.

Segment profitability for our wholesale operations, including Europe, was $66.6 million, or 40.9% of wholesale sales for the thirty-nine weeks ended September 27, 2003 compared to $56.7 million or 40.6% of wholesale sales for the thirty-nine weeks ended September 28, 2002. Segment profitability for our retail operations was $21.6 million, or 15.3% of retail sales, for the thirty-nine weeks ended September 27, 2003 compared to $19.8 million, or 15.4% of retail sales, for the thirty-nine weeks ended September 28, 2002. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and improved productivity in supply chain operations. The increase in retail segment profitability in dollars was primarily attributable to an increase in sales, improved productivity in supply chain operations, the avoidance of deep discounting at our retail stores and a decrease in shrink expense, offset in part by a decrease in comparable store and catalog and Internet sales. The decrease in retail segment profitability as a percentage of sales was primarily due to the decrease in retail comparable store sales and the impact of our most immature stores, the 2002 and 2003 store classes, offset in part by improved productivity in supply chain operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 12.3% to $12.1 million for the thirteen weeks ended September 27, 2003 from $10.8 million for the thirteen weeks ended September 28, 2002; and increased 12.0% to $36.3 million for the thirty-nine weeks ended September 27, 2003 from $32.4 million for the thirty-nine weeks ended September 28, 2002. As a percentage of sales, general and administrative expenses decreased to 10.6% for the thirteen weeks ended September 27, 2003 from 10.9% for the thirteen weeks ended September 28, 2002; and was 12.0% for both the thirty-nine weeks ended September 27, 2003 and September 28, 2002. The increase in general and administrative expenses for the thirteen weeks ended September 27, 2003 compared to September 28, 2002 was primarily attributable to $0.4 million of stock option expense with approximately $0.1 million of this charge related to the first six months of 2003, headcount additions in the latter part of 2002 and in 2003, expense associated with the fiscal 2003 bonus program and to a lesser extent increased insurance costs associated with the Company’s Directors and Officers insurance policy.

The increase in general and administrative expenses for the thirty-nine weeks ended September 27, 2003 compared to September 28, 2002 was primarily attributable to consulting costs related to a strategic planning project that began in late February, headcount additions in the latter part of 2002 and in 2003, stock option accounting expense, and to a lesser extent increased insurance costs associated with the Company’s Directors and Officers insurance policy. The decrease in general and administrative expenses as a percentage of sales for the thirteen weeks ended September 27, 2003 was primarily attributable to the Company’s leveraging of these expenses over a larger sales base and its continued focus on expense control.

Effective September 27, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the prospective transition method selected by the Company as described in SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123” all stock option grants beginning with grants made in fiscal 2003 will be expensed over the vesting period, based on the fair value at the date of the grant.

NET OTHER EXPENSE

Net other expense was $0.9 million for the thirteen weeks ended September 27, 2003, compared to $1.1 million for the thirteen weeks ended September 28, 2002; and $2.6 million for the thirty-nine weeks ended September 27, 2003, compared to $3.6 million for the thirty-nine weeks ended September 28, 2002. The primary component of the expense in each of these periods was interest expense, which was $0.9 million in the thirteen weeks ended September 27, 2003 compared to $1.3 million in the thirteen weeks ended September 28, 2002; and $2.5 million in the thirty-nine weeks ended September 27, 2003 compared to $3.7 million for the thirty-nine weeks ended September 28, 2002. Interest expense in the thirteen and thirty-nine weeks ended September 27, 2003 decreased compared to the thirteen and thirty-nine weeks ended September 28, 2002 primarily due to a reduction in the average daily debt outstanding.

PROVISION FOR INCOME TAXES

The effective tax rate was 39.5% for both the thirteen and thirty-nine weeks ended September 27, 2003 and 39.0% for both the thirteen and thirty-nine weeks ended September 27, 2002. We are currently providing a valuation allowance against the net deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2003 will be approximately 39.5%. We re-evaluate our effective tax rate on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 27, 2003 decreased by $34.8 million compared to December 28, 2002. This decrease was primarily attributable to seasonal increases in inventory and accounts receivable, net cash used in investing activities of $15.2 million, final payments of corporate income taxes for fiscal 2002 and principal payments on long term debt. Capital expenditures for the thirty-nine weeks ended September 27, 2003 were $15.2 million, primarily related to the capital requirements to open 45 new stores and investments in manufacturing and logistics operations. Net cash used in financing activities was $23.4 million for the thirty-nine weeks ended September 27, 2003 which primarily represents principal payments on long-term debt of $24.0 million and $73.8 million of payments for the redemption of common stock funded by $73.4 million of borrowings under the credit facility.

On May 9, 2003 we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100.0 million of Yankee Candle common stock. During the fiscal 2003 third quarter we repurchased a total of 2,727,800 shares of common stock for an aggregate purchase price of $63.9 million. From May 2003 through the end of the fiscal 2003 third quarter, we purchased a cumulative total of 3,153,900 shares of our common stock for an aggregate purchase price of $73.8 million.

As of September 27, 2003, we were in compliance with all covenants under our credit facility. We currently have available borrowings under the revolving credit facility of $67.0 million. This facility will expire on July 7, 2004 and we have accordingly classified all our debt as current on our balance sheet. However, we are currently in negotiations for a new facility that should provide us with more than adequate liquidity for the future. We expect to have a new credit facility in place well before the current facility expires. See our most recent Annual Report on Form 10-K for a description of the credit facility.

We opened 45 stores, closed two stores and converted three temporary outlet stores to permanent locations with multi-year leases during the thirty-nine weeks ended September 27, 2003 and we expect to open approximately 5 additional stores during the fourth quarter of fiscal 2003. We expect to meet our cash requirements for these new store openings and all other corporate purposes through a combination of available cash, operating cash flow and borrowings under our credit facility.

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

Approximately 76% of our sales in 2002 were generated by products we manufacture at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

We have never paid a cash dividend on our common stock as a public company and we do not currently intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, our financial condition, contractual and legal restrictions, and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement (which is scheduled to expire on July 7, 2004), we may not declare or pay dividends on our common stock unless our ratio of consolidated total debt to consolidated EBITDA (as defined in our credit agreement) is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we currently meet this requirement, we do not currently intend to pay dividends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. We bear this risk in our outstanding bank debt. At September 27, 2003, there was $110.0 million of bank debt outstanding, which consisted of $27.0 million in term loans and $83.0 million from our revolving credit facility. Because this bank debt carries a variable interest rate pegged to market indices, our results of operations and cash flows are exposed to changes in interest rates.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 27, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company furnished a Current Report on Form 8-K dated July 22, 2003 pursuant to which it furnished, under Items 7 and 9, its earnings release for the period ended June 28, 2002.

The Company filed a Current Report on Form 8-K dated September 3, 2003 pursuant to which it disclosed under Item 5 certain information relating to its Registration Statement on Form S-3 and filed under Item 7 the Underwriting Agreement relating to such Registration Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.

/s/ Robert R. Spellman

Date: November 12, 2003	By: Robert R. Spellman
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)