Form 10-K
period 2004-01-03
YANKEE CANDLE CO INC
filed 2004-03-15
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-15023

THE YANKEE CANDLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2591416 (I.R.S. Employer Identification No.)

16 Yankee Candle Way, South Deerfield, Massachusetts (Address of principal executive offices)	01373 (Zip Code)

Registrant’s telephone number, including area code: (413) 665-8306

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, $0.01 par value (Title of each class)	New York Stock Exchange, Inc. (Name of each exchange where registered)

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

     Based on the closing sale price of $23.58 per share on June 27, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $1,274,631,237.

     On March 12, 2004 there were outstanding 49,782,518 shares of the Registrant’s Common Stock.

     Documents incorporated by reference (to the extent indicated herein):

     Registrant’s proxy statement (specified portions) with respect to the annual meeting of stockholders to be held on June 16, 2004 are incorporated into Part III.

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

Item		Page

	PART I
1	Business	2
2	Properties	10
3	Legal Proceedings	12
4	Submission of Matters to a Vote of Security Holders	12
	PART II
5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
6	Selected Financial Data	15
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
7A	Quantitative and Qualitative Disclosures About Market Risks	31
8	Financial Statements and Supplementary Data	32
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
9A	Controls and Procedures	52
	PART III
10	Directors and Executive Officers of the Registrant	52
11	Executive Compensation	52
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
13	Certain Relationships and Related Transactions	53
14	Principal Accountant Fees and Services	53
	PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	53

PART I

ITEM 1. BUSINESS

We are the leading designer, manufacturer and branded marketer of premium scented candles, based on sales, in the growing giftware industry. We have a 34-year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. Our candle products are available in approximately 180 fragrances and include a wide variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, all marketed under the Yankee Candle® brand. We also sell a wide range of coordinated candle and home décor accessories and branded fragranced non-candle products including Yankee Candle Car Jars® air fresheners and Yankee Candle™ Bath personal care products. We have also extended our brand into the growing premium home fragrance market segment with products such as our Housewarmer® electric home fragrancers, and Yankee Candle® branded potpourri, sachets, room sprays and linen sprays. We have a vertically integrated business model that enables us to manufacture and distribute high quality products, provide excellent customer service and achieve cost efficiencies.

Our multi-channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and sources. We sell our products through an extensive and growing wholesale customer network of approximately 15,000 stores in North America, primarily in non-mall locations, and through our rapidly expanding retail store base located primarily in malls. As of January 3, 2004, we had 286 Company-owned and operated stores in 42 states. We have grown our retail store count 36% annually over the past five years and opened 49 new retail stores and closed two underperforming retail stores in 2003. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts which has been ranked as the second most popular tourist attraction in Massachusetts. We also sell our products directly to consumers through our catalogs and our Internet web site at www.yankeecandle.com. Outside North America, we sell our products primarily through 23 distributors in 26 countries and through our distribution center located in the United Kingdom.

Since 1998, we have experienced compound annual revenue growth of 22%. Since 1999, we have experienced compound annual pretax income growth of 21%. Each of our distribution channels has contributed to this growth. Retail, which includes our catalog and Internet business, has achieved 27% compound annual revenue growth since 1998 and accounted for 52% of our $508.6 million total sales in 2003. Wholesale, which includes international operations and earns higher segment margins than our retail channel, has achieved an 18% compound annual revenue growth since 1998 and accounted for 48% of total sales in 2003. In 2003, our revenue increased 14% over 2002, and was comprised of an 11% increase in retail sales and an 18% increase in wholesale sales. In 2003, net income increased 17% over 2002. We believe our growth is primarily based on the strength of the Yankee Candle® brand, our commitment to product quality and innovation, the efficiency of our vertically integrated manufacturing and logistics operations and the success of our multi-channel distribution strategy.

INDUSTRY OVERVIEW

Yankee Candle operates in the domestic giftware industry. The domestic giftware industry has grown at an approximately 2% compound annual growth rate from approximately $50.9 billion in 1998 to reach approximately $54.3 billion in 2002 according to Unity Marketing, an independent market research firm. According to Unity Marketing’s most recent candle industry report issued in 2003, the domestic market for candles has grown at an approximately 2% compound annual growth rate from 1998 to 2002 to reach approximately $2.8 billion in 2002. According to Kline & Company, Inc., an international consulting firm, the premium scented candle segment, in which we compete, grew at an approximately 8% compound annual growth rate from 1998 to 2002. Kline has projected that the premium scented candle segment will continue to grow at a compound annual growth rate of approximately 3% from 2002 to 2007.

We expect the premium scented candle market to continue to grow more quickly than the total candle market based upon favorable industry factors, including the continued interest of consumers in home décor and branded gifting, and the year-round usage of branded scented candles as an affordable luxury.

PRODUCTS

We develop and introduce new products and fragrances throughout the year. We currently offer approximately 2,000 stock-keeping units (SKUs) of Yankee Candle manufactured products. Virtually all of our candle products are marketed as Yankee Candle® branded products primarily under the trade names Housewarmer®, Home Classics™, YC™, Stripes™, Chandler’s Reserve™, A La Mode™, Country Kitchen® and Aroma Formula™ and include the following product styles:

-	Housewarmer® Jar Candles — scented candles in decorative glass jars; available in 22 oz., 14.5 oz., and 3.7 oz. sizes.

-	Samplers® — votive candles for sampling different fragrances.

-	Tapers — the oldest candle style.

-	Pillars — both smooth-sided standard pillars and textured designer pillars.

-	Tarts ® Wax Potpourri — scented wax without wicks that releases its fragrance when melted and warmed in a potpourri pot.

-	Scented Tea Lights — small, colored and scented candles in clear cups made for home fragrancing.

-	Tart® Warmers — unscented candles in aluminum cups made to heat potpourri burners.

-	Kindle Candles® — unscented wax in a paper cup for use in a fireplace or campfire as a firestarter.

In the fourth quarter of 2003 we introduced two new candle lines: our Stripes™ candle line and our YC™ collection. Stripes™ candles feature three of our popular fragrances layered on top of one another in a colorful combination, all in a clear glass tumbler, and are currently available in six different combinations. Our new YC™ collection is a premium natural wax blend candle line featuring unique and distinctive scents such as Apricot & Honey™ in clean, fashionable rectangular glass holders. YC™ candles are currently available in four different sizes and feature seven different fragrances.

Our candle products are generally available in a wide range of fragrances and colors. We currently have available approximately 180 fragrances for our retail stores. In addition, approximately 90 of our best-selling Housewarmer® fragrances are available nationwide to our wholesale customers, together with numerous special editions and seasonal fragrances. In addition to distinctive fragrances, we promote our brand through consistent product packaging and labeling and the use of a distinctive trade dress. The Yankee Candle name is typically embossed on the top of our glass containers and is clearly displayed on every product label. We also package our products in attractive gift baskets and other containers for sale in our retail stores. We offer glassware accessories and other coordinated candle-related and home décor accessories in dozens of exclusive patterns, colors and styles, including jar toppers, taper holders, pillar and jar bases, jar shades, tea light holders, potpourri burners and Samplers® votive candleholders.

Building on prior successful brand extensions such as our Yankee Candle® Car Jars® air fresheners and our Yankee Candle™ Bath line of personal care products, we have continued to extend our brand into other fragrance-based product categories. In 2003 we continued to expand our product portfolio in the home fragrance market segment by successfully launching our Housewarmer® electric home fragrancer. Designed to resemble a small night light and based on the shape of our Housewarmer® jar, our electric home fragrancers plug into any standard 120 volt outlet and the refillable unit diffuses scented oil versions of some of our most popular candle fragrances. The electric home fragrancers are currently available as a base package, consisting of the heating unit and scented oil jars, in eight different fragrances. Separate refills are available in ten fragrances. In 2004 we plan to increase the fragrance offerings for this product. In addition to our introduction of electric home fragrancers, we also continued to broaden our product offerings in the home fragrance segment by increasing our Yankee Candle® branded line of potpourri, sachets, room sprays and linen sprays. We plan to continue to leverage our brand in the important home fragrancing category in 2004 by introducing new products and offerings.

We seek to maintain a moderate price for almost all of our products in order to reinforce our customers’ perception of our products as affordable. As a result, our retail prices for our core candle products generally range from $1.20 for a Tarts® wax potpourri to $19.99 for a 22 oz. Housewarmer® jar candle.

RETAIL OPERATIONS

Retail Stores

Our retail operations include retail stores, none of which are franchised, catalog and Internet operations and Chandler’s restaurant. From 1998 to 2003, sales from our retail division have grown at a compound annual growth rate of 27% from $81.2 million in 1998 to $266.6 million in 2003 and increased from 43% of our total sales in 1998 to 52% in 2003. Moreover, in 2003 our retail stores that were open for the full year, excluding the South Deerfield flagship store, achieved average sales per selling square foot of $614.

We opened 49 new retail stores during 2003, closed two underperforming retail stores and ended the year with 286 retail stores in 42 states. In addition, we are also testing certain outlet locations on a temporary basis to determine long-term viability. In opening new stores, we target high traffic retail locations in malls, tourist destinations and selected non-mall locations, including lifestyle centers. Of our 286 retail stores, 221 are located in malls. We plan to open approximately 45 additional stores during 2004.

The non-mall store count includes our flagship South Deerfield, MA store, which is a unique store. We believe that our flagship store is the world’s largest candle and Christmas store with approximately 90,000 square feet of retail and entertainment space. This store promotes Yankee Candle’s brand image and culture and is an important testing ground for our new product introductions. The store carries approximately 15,000 SKUs of gift items and generates approximately 53% of its revenues from the sale of Yankee Candle manufactured products. The store is a major tourist destination and provides visitors with a total shopping and entertainment experience including the Yankee Candlemaking Museum and a 240-seat restaurant. The flagship store also includes two “store within a store” concepts: our Yankee Candle™ Home store, which showcases home goods, accessories, furnishings and decorative accents in sophisticated country décor settings, and an Old Farmers Almanac General Store which features an assortment of products with a nostalgic country general store theme, including an exclusive line of candles, decorative home items, specialty foods, clothing and holiday ideas. We believe that each of these concepts are important contributors to our flagship store and will enable us to continue to test market new products and merchandising concepts.

Excluding the South Deerfield flagship store, the average store size for our 285 retail stores at the end of 2003 was 1,677 square feet. Our retail stores other than the South Deerfield store typically offer Yankee Candle products in approximately 160 fragrances and carry approximately 800 SKUs of candles and approximately 500 SKUs of candle accessories.

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

Catalog and Internet

As part of our retail division we market our products through our catalogs and Internet web site. We expect both businesses to grow over the next several years as a result of demographic and lifestyle changes in the consumer population, including the aging of baby boomers, decreased shopping time and a need for shopping convenience. Our catalogs feature a wide selection of our most popular products, together with additional products and offerings exclusive to our catalog channel. We believe there are continuing opportunities to grow the catalog business by adding additional products and accessories, new catalog concepts and expanding our mailing list. During 2003 we entered into an agreement with a third party logistics provider to manage the fulfillment of all catalog and Internet orders.

Our web site, www.yankeecandle.com, provides our on-line customers with an easy and convenient way to purchase a wide variety of our most popular products. This web site also offers features designed to promote sales and provide enhanced customer service and convenience, including personalized guest registration, gift cards and other gift giving programs, a store locator, decorating ideas, sites dedicated to corporate gifts, weddings and other customized purchasing opportunities and a personalized candle configuring capability that enables users to design and purchase their own custom-labeled Samplers® votive candles to commemorate special events such as weddings. In addition to our consumer-oriented web site, we have a separate business-to-business web site dedicated to our wholesale customers that offers such features as on-line ordering, order status information, purchase history and an enhanced dealer locator program. We continually upgrade our web site in order to better serve our retail and wholesale customers.

Our catalog and Internet business generated $18.4 million of sales in 2003, an increase of approximately 2.0% over 2002.

WHOLESALE OPERATIONS

Our wholesale strategy focuses on gift, home décor and other image appropriate retailers. The wholesale business is a critical part of our growth strategy and, together with our other distribution channels, helps to further build our brand awareness. From 1998 to 2003, sales from our wholesale accounts have grown at a compound annual growth rate of 18% from $107.5 million in 1998 to $242.0 million in 2003 and changed from 57% to 48% of our total sales. Our wholesale customers currently have approximately 15,000 locations in North America, approximately 90% of which are non-mall. We believe that as a result of our strong brand name, the popularity and profitability of our products and our emphasis on customer service, our wholesale customers are extremely loyal, with approximately 70% of them having been customers for over five years. No customer accounted for more than 6% of our total company sales in 2003.

The strength of our brand, the profitability and quality of our products, and our successful in-store merchandising and display system have made us the top selling brand for many of our wholesale customers. Since 1993, we have been continuously ranked first in gift store sales in the domestic candle category and have consistently been ranked either first or second in product reorders across all giftware categories by Giftbeat, a giftware industry publication. In addition, we have consistently been ranked as the most profitable product line across all giftware categories since Giftbeat introduced that survey category several years ago.

We actively seek to increase wholesale sales through our innovative product display systems, promotional programs, new products and telemarketing initiatives. We promote a “Shop Within A Shop” display system to our wholesale customers which presents our products in a distinctive wood hutch. We recommend that dealers invest in a minimum of an 8- to 12-foot display system which holds $6,000 to $9,000 of Yankee Candle products at suggested retail prices. This display system enhances Yankee Candle’s brand recognition in the marketplace and we believe positively impacts our wholesale sales. We have also introduced new products and implemented a number of promotional programs to increase the square footage dedicated to Yankee Candle products as well as the breadth of Yankee Candle products offered by our wholesale customers. For example, we promote a Fragrance of the Month program, with featured fragrance suggestions for each month. This program encourages dealers to increase their re-order schedules and implement a proven customer promotion. The promotion encourages consumers to try different fragrances and return to the stores more frequently in order to buy the Fragrance of the Month. In addition to specific promotions, we advise our wholesale customers on an ongoing basis regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences. As one example, we have introduced Yankee Candle University, a training program with in-depth courses on Yankee Candle product information, sales tactics and marketing techniques. We have also established a Wholesale Advisory Council made up of wholesale customers from across the country, which provides us with a forum for receiving invaluable feedback from our wholesale customers while also allowing us to work jointly with them to develop “best practices” and innovative ideas.

We have a selective dealer approval process, designed to apply consistent nationwide standards for all Yankee Candle dealers. As a result of these high credit standards for dealers, we had bad debt expense of only 0.5% of wholesale sales in 2003.

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

International Operations

We currently sell our products in Europe and the Middle East through our distribution center in the United Kingdom. As of January 3, 2004, this distribution center was selling our products to approximately 1,900 direct accounts and 23 distributors covering 26 countries. Revenues from our international operations outside of North America have accounted for less than 2.5% of our total revenues in each of the last three years. Our international operations also include our Canadian wholesale operations. In 2003 we terminated our relationship with our former Canadian distributor and have since entered into a relationship with a new distribution partner. We are pleased with the transition to our new distributor and do not expect any significant negative impact on our Canadian business in 2004 as a result of this change. During 2003 we also established a relationship with a new distributor to develop business in Japan and the Far East.

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

Our innovation team focuses on several different areas of new product development. Each year we introduce a number of in-line extensions of our core candle lines, such as new Housewarmer® fragrances and the development of exclusive fragrances and special products for one or both of our retail and wholesale channels. In addition to new fragrances in our core Housewarmer® line, our new product development efforts focus on the addition of new candle lines and offerings. In 2003 these efforts included the introduction of our Stripes™ and YC™ product lines, the re-launch of our fashion pillar lines and other new candle introductions.

Beyond candles, our innovation team continually works to broaden our product portfolio and continue to extend our brand into the home fragrancing market segment and other fragrance-related categories. In 2003 these efforts led to the introduction of our electric home fragrancer products and the continued expansion of other branded home fragrance offerings such as potpourri, room sprays and linen sprays. These introductions followed prior brand extensions such as Car Jars® air fresheners and Yankee Candle™ Bath personal care products.

In 2004, we plan to continue to focus on broadening our product portfolio in both the candle and home fragrancing segments.

Our expenditures on research and development during the last three fiscal years have not been material because we have historically drawn on a broad group of our existing workforce to participate in research and development initiatives.

MANUFACTURING

Approximately 74% of our sales in 2003 were generated by products manufactured at our 294,000 square foot facility in Whately, Massachusetts. As a vertically integrated manufacturer, we are able to closely monitor the quality of our products, more effectively manage inventory and control our production costs. We believe this is an important competitive advantage that enables us to ensure high quality products, maintain affordable pricing and provide reliable customer service.

Our products are manufactured using filled, molded, extruded, compressed and dipped manufacturing methods. The majority of our products are filled products which are produced by pouring colored, scented liquid wax into a glass container with a wick. Pillars are made by extrusion, in which wax is pressed around a wick through a die. Tapers are produced through a dipping process and Tarts® wax potpourri and Samplers® votive candles are made by compression.

Yankee Candle uses high quality fragrances, premium grade, highly refined paraffin waxes, and superior wicks and dyes to create premium products. Our manufacturing processes are designed to ensure the highest quality and quantity of candle fragrance, wick quality and placement, color, fill level, shelf life and burn rate. We are continuously engaged in efforts to further improve our quality and lower our costs by using efficient production and distribution methods and technological advancements.

SUPPLIERS

We maintain strong relationships with our principal fragrance and petroleum based wax suppliers. We believe we use the highest-quality suppliers in our industry and maintain back-up suppliers who are able to provide services and materials of similar quality. We have been in the business of manufacturing premium scented candles for many years and are therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. We have developed, jointly with our suppliers, proprietary fragrances which are exclusive to Yankee Candle. Other raw materials used in the manufacturing process, including wax, glassware, wick and packaging materials, are readily available from alternative sources at comparable prices. In 2003, no single supplier represented 7% or more of our total cost of goods sold, except for our primary glassware vendor who represented approximately 11% of our total cost of goods sold.

ORDER PROCESSING AND DISTRIBUTION

Our systems allow us to maintain efficient order processing from the time an order enters the system through shipping and ultimate payment collection from customers. We operate uniform computer and communication software systems allowing for online information access between our headquarters and retail stores. We use a software package that allows us to forecast demand for our products and efficiently plan our production schedules. We also utilize a pick-to-light system which allows Yankee Candle employees at our distribution center to receive information directly from the order collection center and quickly identify, by way of blinking lights, the products and quantity necessary for a particular order. To accurately track shipments and provide better service to customers we also use handheld optical scanners and bar coded labels. Our “best of breed” platform of manufacturing and distribution software enables us to further enhance our inventory management and customer service capabilities and also support a significantly larger infrastructure. We believe that our systems for the processing and shipment of orders from the distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.

In 2003 we continued to expand and enhance our electronic data interchange (EDI) capabilities. We plan to further expand these capabilities in 2004 to additional customers and suppliers.

The products we sell in the United States are generally shipped by various national small-parcel carriers or other freight carriers. Our products are shipped to our retail stores on a fluctuating schedule, with the frequency of deliveries based upon a store’s sales volume and seasonal variances in demand. We ship to wholesale customers as orders are received. We believe that our timely and accurate distribution is an important differentiating factor for our wholesale customers. This belief is based on numerous conversations between our management and sales force, on the one hand, and our wholesale customers, on the other hand.

INTELLECTUAL PROPERTY

Yankee Candle has obtained 38 U.S. trademark registrations, including Yankee® (for candles), Yankee Candle®, Housewarmer®, Country Kitchen®, Samplers®, Tarts®, Country Classics®, Kindle Candles® and Car Jars® and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, copyright and other intellectual property rights of Yankee Candle under statutory and common law, including those rights relating to our distinctive “trade dress” and our manufacturing and design “know how.”

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

COMPETITION

We compete generally for the disposable income of consumers with other manufacturers and retailers in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. Our products compete with other scented and unscented candle and personal care products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our competitors distribute their products through independent gift retailers, department stores, mass market stores and mail order houses and some of our competitors are part of large, diversified companies having greater financial resources and a wider range of product offerings than us.

The candle market overall is highly fragmented. According to a recent Unity Marketing study released in 2003, approximately 90% of all candle companies had less than $5.0 million in total sales in 2002. In the premium scented candle segment of the market, in which we primarily compete, our manufacturing competitors include Blyth Industries, Inc., as well as many smaller branded manufacturers and private label manufacturers. We are not aware of any significant recent consolidation in the manufacturing segment of the candle market, nor do we anticipate that there will be any material consolidation based on our current knowledge and understanding of the market.

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

EMPLOYEES

At January 3, 2004, we employed approximately 2,000 full-time employees and 1,800 part-time employees. We are not subject to any collective bargaining agreements, and we believe that our relations with our employees are good. We also use seasonal and temporary workers, as necessary, to supplement our labor force during the peak selling season.

WEB SITE

Our internet address is www.yankeecandle.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We also include on our web site the Corporate Governance Guidelines adopted by our Board of Directors, our Code of Business Conduct and Ethics and the charters for each of the major committees of our Board of Directors. In addition, we intend to disclose on our web site any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the New York Stock Exchange.

ITEM 2. PROPERTIES

We own or lease several facilities located in Deerfield and Whately, Massachusetts, including those described in the table below:

TYPE OF FACILITY	LOCATION	SIZE

Manufacturing	Whately, Mass.	294,000 sq.ft.
Distribution center (1) (2)	South Deerfield, Mass	256,000 sq.ft
Flagship retail store and restaurant (3)	South Deerfield, Mass.	90,000 sq.ft.
Corporate offices (1) (4)	South Deerfield, Mass.	75,000 sq.ft.
Distribution center	South Deerfield, Mass.	60,000 sq.ft.
Employee health and fitness center	South Deerfield, Mass.	12,000 sq.ft.

Notes:

(1)	Leased facility.

(2)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 105,000 sq. ft.

(3)	This building includes an additional 11,000 sq. ft. of office space.

(4)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 30,000 square feet.

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

Our retail stores were located in the following 42 states as of January 3, 2004:

	STORE COUNT
STATE	MALL	NON-MALL	TOTAL

ALABAMA	1	—	1
ARIZONA	4	—	4
ARKANSAS	1	—	1
CALIFORNIA	15	1	16
COLORADO	5	2	7
CONNECTICUT	8	2	10
DELAWARE	2	—	2
FLORIDA	18	2	20
GEORGIA	8	1	9
ILLINOIS	10	5	15
INDIANA	7	1	8
IOWA	2	—	2
KANSAS	1	1	2
KENTUCKY	2	2	4
LOUISIANA	1	—	1
MAINE	1	2	3
MARYLAND	6	6	12
MASSACHUSETTS	13	11	24
MICHIGAN	7	3	10
MINNESOTA	3	1	4
MISSISSIPPI	1	—	1
MISSOURI	5	1	6
NEBRASKA	1	1	2
NEVADA	2	—	2
NEW HAMPSHIRE	5	1	6
NEW JERSEY	7	—	7
NEW YORK	18	5	23
NORTH CAROLINA	8	—	8
OHIO	12	2	14
OKLAHOMA	2	—	2
PENNSYLVANIA	9	2	11
RHODE ISLAND	1	3	4
SOUTH CAROLINA	3	2	5
SOUTH DAKOTA	1	—	1
TENNESSEE	6	—	6
TEXAS	9	3	12
UTAH	—	1	1
VERMONT	—	2	2
VIRGINIA	8	2	10
WASHINGTON	2	—	2
WEST VIRGINIA	2	—	2
WISCONSIN	4	—	4

TOTALS 42 STATES	221	65	286

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in ordinary routine legal proceedings relating to our business. We believe that none of these legal proceedings will have a material adverse impact on our results of operations, cash flow or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders will be held on June 16, 2004. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 3, 2004.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of March 12, 2004:

Name	Age	Position

Craig W. Rydin	52	Chairman of the Board, President and Chief Executive Officer

Robert R. Spellman	56	Senior Vice President, Finance and Chief Financial Officer

Gail M. Flood	44	Senior Vice President, Retail

Paul J. Hill	49	Senior Vice President, Supply Chain

Harlan M. Kent	41	Senior Vice President, Wholesale

Martha S. LaCroix	38	Senior Vice President, Human Resources

James A. Perley	41	Vice President, General Counsel

CRAIG W. RYDIN is the Chairman of the Board of Directors and the President and Chief Executive Officer. Prior to joining Yankee Candle in April 2001, Mr. Rydin was the President of the Away From Home food services division of Campbell Soup Company since 1998, and President of the Godiva Chocolatier division of Campbell from 1996 to 1998. Prior to Godiva, Mr. Rydin held a number of senior management positions at Pepperidge Farm, Inc., also a part of Campbell.

ROBERT R. SPELLMAN is a Director and the Senior Vice President, Finance and Chief Financial Officer. Prior to joining Yankee Candle in November 1998, Mr. Spellman was Senior Vice President of Finance of Staples, Inc. from 1988 through 1994, and Chief Financial Officer of Star Markets Company, Inc. from 1994 through 1998.

GAIL M. FLOOD is the Senior Vice President, Retail. Ms. Flood joined Yankee Candle in 1982 as Retail Store Manager. Since 1988, she has been in charge of the Company’s retail operations. She was appointed Vice President of Retail Operations in July 1996, and promoted to her current position in November 1998.

PAUL J. HILL is the Senior Vice President, Supply Chain. Prior to joining Yankee Candle in October 2000, Mr. Hill was employed by Kraft Foods, Inc. from 1987 to 2000. At Kraft, Mr. Hill held various supply chain and strategy positions. His last assignment with Kraft, from 1997 to 2000, was as the Plant Manager at one of the largest plants in Kraft’s system.

HARLAN M. KENT is the Senior Vice President, Wholesale. Prior to joining Yankee Candle in June 2001, Mr. Kent was Senior Vice President and General Manager of the Wholesale Division of Totes Isotoner Corporation from 1997 to 2001, and Vice President of Global Sales and Marketing for the Winchester Division of Olin Corporation from 1995 to 1997. Mr. Kent has also held a number of senior marketing and strategic planning positions at both the Campbell Soup Company and its Pepperidge Farm Division.

MARTHA S. LACROIX is the Senior Vice President, Human Resources. Ms. LaCroix joined Yankee Candle in February 1993 as Director of Employee Relations and has since held various positions of increasing responsibility in the Company’s Human Resources Department. Ms. LaCroix was appointed Vice President, Human Resources in December 2000 and promoted to her current position in 2003.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the New York Stock Exchange since July 1, 1999 under the symbol “YCC”. For the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange – Composite Transaction Reporting System were as follows:

	High	Low

Fifty-three Weeks Ended January 3, 2004
First Quarter	$18.19	$15.25
Second Quarter	24.20	16.64
Third Quarter	26.42	22.26
Fourth Quarter	30.00	25.35
Fifty-two Weeks Ended December 28, 2002
First Quarter	$23.65	$18.29
Second Quarter	27.68	20.00
Third Quarter	26.71	16.50
Fourth Quarter	20.00	13.80

On March 12, 2004, the closing sale price as reported on the New York Stock Exchange-Composite Transaction Reporting System for our common stock was $27.97 per share. As of March 12, 2004, there were 593 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never paid a cash dividend on our common stock as a public company. Instead, we have retained earnings for the future operation of our business. While we have no current plan to pay any cash dividends in the foreseeable future, we intend to periodically evaluate the advisability of a dividend program. Any determination to pay dividends in the future will be at the discretion of the board of directors and will be dependent upon results of operations, financial condition, contractual and legal restrictions and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement (which is scheduled to expire on July 7, 2004), we may not declare or pay dividends on our common stock unless our ratio of consolidated total debt to consolidated EBITDA (as defined in our credit agreement) is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we currently meet this requirement, we have no current plan to pay dividends.

Stock Repurchases

On May 9, 2003 we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100 million of Yankee Candle common stock. During fiscal 2003, we repurchased a total of 4,084,200 shares of common stock for an aggregate purchase price of approximately $100 million at an average price per share of approximately $24.48.

On February 12, 2004, the Board of Directors authorized a new stock repurchase program for the repurchase of up to an additional $100 million of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial and other data that follows should be read in conjunction with the “Consolidated Financial Statements”, the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The historical financial data as of December 28, 2002 and January 3, 2004 and for the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004 has been derived from the audited consolidated financial statements and the accompanying notes included in this document at Item 8.

The historical financial data as of January 1, 2000, December 30, 2000, and December 29, 2001 and for the fifty-two weeks ended January 1, 2000 and December 30, 2000 has been derived from audited financial statements for the corresponding period, which are not contained in this document.

The selected historical financial data may not be indicative of our future performance.

					Fifty-three
	Fifty-two weeks ended				weeks ended

	January 1,	December 30,	December 29,	December 28,	January 3,
	2000	2000	2001	2002	2004

Statement of Operations Data:		(In Thousands, Except Per Share Data)
Sales	$262,075	$338,805	$379,831	$444,842	$508,637
Cost of sales	115,119	153,667	174,107	194,748	215,316

Gross profit	146,956	185,138	205,724	250,094	293,321
Selling expenses	44,547	64,464	77,348	96,714	115,777
General and administrative expenses	26,023	31,576	38,515	43,549	50,561
Restructuring charge	—	—	8,000	—	—

Income from operations	76,386	89,098	81,861	109,831	126,983
Interest income	(627)	(235)	(72)	(23)	(31)
Interest expense	19,971	16,900	10,596	4,858	3,826
Other (income) expense	(116)	(165)	378	(420)	(425)

Income before provision for income taxes	57,158	72,598	70,959	105,416	123,613
Provision for income taxes	22,863	29,039	27,674	41,437	48,827

Income before extraordinary loss on early extinguishment of debt	34,295	43,559	43,285	63,979	74,786
Extraordinary loss on early extinguishment of debt, net of tax	3,162	—	—	—	—

Net income	$31,133	$43,559	$43,285	$63,979	$74,786

Basic earnings per share:
Income before extraordinary item	$0.69	$0.82	$0.81	$1.19	$1.41

Net income	$0.62	$0.82	$0.81	$1.19	$1.41

Diluted earnings per share:
Income before extraordinary item	$0.66	$0.80	$0.79	$1.17	$1.40

Net income	$0.60	$0.80	$0.79	$1.17	$1.40

Weighted average basic shares outstanding	49,857	52,900	53,537	53,896	53,024
Weighted average diluted shares outstanding	51,789	54,663	54,643	54,686	53,419
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$23,569	$13,297	$30,531	$43,689	$40,730
Working capital	(1,700)	(1,048)	(1,307)	17,182	(22,165)
Total assets	286,474	311,828	321,284	340,643	334,681
Total debt	187,568	157,512	115,000	60,600	65,000
Total stockholders’ equity	61,435	105,167	148,104	212,912	190,273
Other Data:
Number of retail stores (at end of period)	102	147	192	239	286
Comparable store sales	14.8%	8.9%	(1.7)%	(6.3)%	(4.2)%
Comparable store sales with catalog and Internet	16.8%	12.8%	2.0%	(4.4)%	(3.8)%
Gross profit margin	56.1%	54.6%	54.2%	56.2%	57.7%
Depreciation and amortization	$6,709	$10,762	$14,347	$17,347	$19,440
Capital expenditures	22,749	37,122	26,844	25,867	22,023
Cash Flow Data:
Net cash flows from operating activities	$55,430	$57,310	$86,962	$91,815	$113,446
Net cash flows from investing activities	(22,676)	(37,457)	(26,428)	(24,153)	(22,050)
Net cash flows from financing activities	(39,683)	(30,042)	(43,256)	(54,599)	(94,457)
EBITDA (1)	83,266	99,465	95,286	126,918	145,812
Adjusted EBITDA (2)	$83,266	$99,465	$103,286	$126,918	$145,812
Adjusted EBITDA margin (3)	31.8%	29.3%	27.1%	28.5%	28.7%

(1)	EBITDA represents earnings before extraordinary items, income taxes, interest, depreciation and amortization (which includes amortization of deferred financing costs) and amortization of non-cash compensation, pursuant to Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Amortization of deferred financing costs is included in interest expense in the Consolidated Statements of Operations and in depreciation and amortization in the Consolidated Statements of Cash Flows. EBITDA is presented because management believes it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. For each of the years shown above, EBITDA is calculated based upon our net income (as shown above) and adjusted as follows:

	Fifty-two weeks ended				Fifty-three weeks
					ended
	January 1,	December 30,	December 29,	December 28,	January 3,
	2000	2000	2001	2002	2004

EBITDA:	(in thousands)
Net income	$31,133	$43,559	$43,285	$63,979	$74,786
Extraordinary loss on early extinguishment of debt, net of tax	3,162	—	—	—	—
Provision for income taxes	22,863	29,039	27,674	41,437	48,827
Interest expense, net	19,344	16,665	10,524	4,835	3,795
Depreciation & amortization	6,709	10,762	14,347	17,347	19,440
Non-cash compensation	1,029	604	570	434	88
Amortization of deferred financing costs	(974)	(1,164)	(1,114)	(1,114)	(1,124)

EBITDA	$83,266	$99,465	$95,286	$126,918	$145,812

(2)	Adjusted EBITDA reflects EBITDA adjusted to eliminate the $8.0 million restructuring charge in 2001. For each of the years shown above, Adjusted EBITDA is calculated based upon EBITDA (as shown above) and adjusted as follows:

	Fifty-two weeks ended				Fifty-three weeks
					ended
	January 1,	December 30,	December 29,	December 28,	January 3,
	2000	2000	2001	2002	2004

Adjusted EBITDA:	(in thousands)
EBITDA	$83,266	$99,465	$95,286	$126,918	$145,812
Restructuring charge	—	—	8,000	—	—

Adjusted EBITDA	$83,266	$99,465	$103,286	$126,918	$145,812

(3)	Adjusted EBITDA margin is adjusted EBITDA as a percentage of sales.

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

REVENUE / RECEIVABLES

We sell our products both directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale, while revenue from wholesale customers is recognized when risk of loss has passed to the customers. We believe that this is the time that persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Revenue is recognized net of any applicable discounts and allowances. Customers, be they retail or wholesale, do have the right to return product to us in certain limited situations. Such rights of return have not precluded revenue recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.

INVENTORY

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In addition, our inventory is stated at the lower of cost or market on a last-in first-out (“LIFO”) basis. Fluctuations in inventory levels along with the cost of raw materials could impact the carrying value of our inventory. Changes in the carrying value of inventory could affect our operating results.

TAXES

We have a significant deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and is a future tax deduction for us. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

RESTRUCTURING RESERVE

In fiscal 2001 we closed our distribution facility in Utah, recorded a restructuring charge and established a reserve for future expenses related to the restructuring. Part of the restructuring charge related to the lease commitment that we have through 2005. In connection with the restructuring we did not record the entire lease commitment as a liability because we believed we would be able to sublet the facility. During the second quarter of fiscal 2002 we were successful in subletting the facility for the remaining lease term. If the facility were to be vacated by the current tenant in breach of its sublease this would negatively affect our results of operations and cash flows.

VALUE OF LONG-LIVED ASSETS, INCLUDING INTANGIBLES

Long-lived assets on our balance sheet consist primarily of property, plant and equipment and trademarks. We periodically review the carrying value of all of these assets based, in part, upon our projections of anticipated undiscounted future cash flows. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

STOCK BASED COMPENSATION

Effective in 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation.” Under the prospective transition method selected by us, as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. Fair value is determined based on a variety of factors, all of which are estimates subject to judgment. Changes in estimated lives of options, risk free interest rates or exercise patterns could impact our results of operations. We recorded a charge of approximately $0.6 million for the fifty-three weeks ended January 3, 2004.

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

FIFTY-THREE WEEKS ENDED JANUARY 3, 2004 (“2003”) COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 28, 2002 (“2002”)

GENERAL

The fiscal year ended January 3, 2004 consisted of 53 weeks, while the fiscal years ended December 28, 2002 and December 29, 2001 consisted of 52 weeks.

SALES

Sales increased 14.3% to $508.6 million in 2003 from $444.8 million in 2002. The additional 53rd week in 2003 contributed $5.2 million and $1.1 million in retail and wholesale sales, respectively. Wholesale sales, including European operations, increased 18.1% to $242.0 million in 2003 from $204.9 million for 2002. This growth was achieved primarily by increasing sales to existing customers and to a lesser extent by increasing the number of wholesale locations.

Retail sales increased 11.1% to $266.6 million in 2003 from $239.9 million for 2002. There were 286 retail stores open as of January 3, 2004 compared to 239 stores open at December 28, 2002. The increase in retail sales was achieved primarily through the addition of 49 new stores in 2003 and to a lesser extent increased sales in the 47 stores opened in 2002 (which in 2002 were open for less than a full year), partially offset by a decrease in comparable store sales. Comparable store and catalog and Internet sales in 2003 decreased 4.0% compared to 2002. Retail comparable store sales in 2003 decreased 4.0% compared to 2002. We believe the primary factor contributing to the decrease in comparable store sales was a decline in store traffic, and mall traffic generally. Comparable store sales were also negatively impacted in 2003 due to the President’s Day (February 16-17) snowstorm which affected most of our store base in the Eastern half of the United States and successive weekend snowstorms in early December. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base after completing 13 fiscal months of operation. There were 237 stores included in the comparable store base at the end of 2003, and 47 of these stores were included for less than a full year.

GROSS PROFIT

Gross profit increased 17.3% to $293.3 million in 2003 from $250.1 million in 2002. As a percentage of sales, gross profit increased to 57.7% in 2003 from 56.2% in 2002. The increase in gross profit dollars in 2003 compared to 2002 was primarily attributable to the increase in sales and more efficient supply chain operations. The improvement in gross profit rate in 2003 compared to 2002 was primarily due to continued productivity improvements in supply chain operations and more efficient sourcing of non-manufactured product.

SELLING EXPENSES

Selling expenses increased 19.7% to $115.8 million in 2003 from $96.7 million in 2002. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 22.8% in 2003 and 21.7% in 2002. The increase in selling expenses in dollars and as a percentage of sales was primarily related to the continued growth in the number of retail stores, from 239 as of December 28, 2002 to 286 as of January 3, 2004, the effect of which is an increase in the weighting of immature stores. Immature stores are generally stores that are less than four years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than four years since fixed costs, as a percent of sales, are higher during the early sales maturation period. The increase in selling expense as a percentage of sales for 2003 is also explained by the decrease in retail comparable store sales since the fixed components of labor and occupancy do not decrease with negative comparable store sales. Selling expenses were also unfavorably impacted by the $1.0 million bad debt provision the Company recognized in the fourth quarter of 2003 related to the failure of our former Canadian distributor to pay to us amounts due and payable for product shipped.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of sales and selling expenses. Segment profitability for our wholesale operations, including Europe, was $101.6 million or 42.0% of wholesale sales in 2003 compared to $87.2 million or 42.6% of wholesale sales in 2002. Segment profitability for our retail operations was $76.0 million or 28.4% of retail sales in 2003 compared to $66.2 million or 27.6% of retail sales in 2002. The increase in wholesale segment profitability in dollars was primarily attributable to increased wholesale sales. The decrease in wholesale segment profitability as a percentage of wholesale sales was primarily due to a $1.0 million bad debt provision the Company recognized in the fourth quarter of 2003 related to the failure of our former Canadian distributor to pay to us amounts due and payable for product shipped. The increase in retail segment profitability in dollars and as a percentage of retail sales was primarily attributable to increased retail sales and improved supply chain operations, offset in part by a decrease in retail comparable store sales and the impact of our most immature stores, the 2003 and 2002 store classes.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs, increased 16.3% to $50.6 million in 2003 from $43.5 million in 2002. As a percentage of sales, general and administrative expenses increased to 9.9% from 9.8%. The increase in general and administrative expenses was primarily attributable to headcount additions in the latter part of 2002 and in 2003, consulting costs related to a strategic planning project that began in late February 2003, stock option expense, profit sharing expense and to a lesser extent increased insurance costs associated with the Company’s Directors and Officers insurance policy.

In 2003, we adopted the fair value recognition provisions of SFAS No. 123. Under the prospective transition method selected by us as described in SFAS No. 148, all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. This resulted in $0.6 million of incremental stock compensation expense in 2003.

NET OTHER EXPENSE

Net other expense was $3.4 million in 2003 compared to $4.4 million in 2002. The primary component of this expense was interest expense, which was $3.8 million in 2003 compared to $4.9 million in 2002. The decrease in interest expense in 2003 compared to 2002 was primarily the result of the reduction in the average daily debt outstanding.

INCOME TAXES

The income tax provision for 2003 was $48.8 million compared to $41.4 million for 2002. The 2003 tax provision was based on an effective tax rate of 39.5%. The 2002 tax provision was based on an effective tax rate of 39.3%. We have provided and expect to provide in 2004 a valuation allowance against the deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2004 will be approximately 39.5%. We re-evaluate our effective tax rate on a quarterly basis.

NET INCOME

Net income increased 16.9% to $74.8 million in 2003 from $64.0 million in 2002.

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

INCOME TAXES

The income tax provision for 2002 was $41.4 million compared to $27.7 million for 2001. The 2002 tax provision reflects an effective tax rate of 39.3%. The 2001 tax provision reflects an effective tax rate of 39.0%. We are currently providing a valuation allowance against the deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2003 will be approximately 39.5%. We re-evaluate our effective tax rate on a quarterly basis.

NET INCOME

Net income increased 48% to $64.0 million in 2002 from $43.3 million in 2001.

RESTRUCTURING CHARGE

A restructuring charge for $8.0 million was recorded in fiscal 2001 to record costs associated with our decision to consolidate and restructure our distribution and manufacturing operations. We closed our Utah distribution facility and restructured our distribution and manufacturing work-force during 2001. Included in the restructuring charge are severance and other employee related costs, $2,124 of a non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. As a result of this consolidation and restructuring, the Company terminated approximately 450 manufacturing and logistics employees. An analysis of the activity within the restructuring reserve since its inception is as follows:

		Costs Paid During the
		Fifty-Two Weeks	Accrued as of
	Expense	Ended December 29, 2001	December 29, 2001

Occupancy	$2,635	$781	$1,854
Employee related	2,635	2,304	331
Other	606	606	—

Total	$5,876	$3,691	$2,185

		Costs Paid During
		the Fifty-Two
	Accrued as of	Weeks Ended	Accrued as of
	December 29, 2001	December 28, 2002	December 28, 2002

Occupancy	$1,854	$747	$1,107
Employee related	331	284	47

Total	$2,185	$1,031	$1,154

		Costs Paid During
		the Fifty-Three
	Accrued as of	Weeks Ended	Accrued as of
	December 28, 2002	January 3, 2004	January 3, 2004

Occupancy	$1,107	$311	$796
Employee related	47	47	—

Total	$1,154	$358	$796

During the second quarter of fiscal 2002, the Company was successful in subletting the facility covered under the “Occupancy” heading for the remaining lease term. Management believes that the remaining reserve at January 3, 2004 appropriately reflects the Company’s remaining lease commitment exposure.

LIQUIDITY AND CAPITAL RESOURCES

We have consistently generated positive cash flow from operations. Specifically, over the last three fiscal years we have generated a total cash flow of approximately $292 million, including approximately $113 million in 2003. These amounts have exceeded net income in all the fiscal years presented due to two factors. First, we have incurred non-cash charges for depreciation and amortization. Second, income tax expense has significantly exceeded taxes actually paid owing to the tax deduction that we continue to utilize that arose from the 1998 recapitalization. This tax deduction is expected to continue to provide an annual cash benefit for the next ten years. On an annual basis, this results in tax savings of approximately $11.7 million per year through 2013 assuming sufficient income to realize the full benefit of this deduction.

These internally generated cash flows have been sufficient to fund necessary capital expenditures for our expansion plans. Capital expenditures in 2003 were $22.0 million and were primarily related to the capital requirements to open 49 new stores and investments in manufacturing and logistics operations. Capital expenditures were approximately $25.9 million in 2002 and primarily related to similar expenditures. We anticipate that capital expenditures in 2004 will total approximately $24 million and will be spent in a similar manner as in 2003. We plan to open approximately 45 new stores in 2004.

Despite significant capital expenditures, and our repurchase of $100 million of our common stock pursuant to our stock repurchase program discussed below, operating cash flows have also provided sufficient cash to fund both repayments of our term loan and borrowings under our credit facility. We currently have a credit agreement with a consortium of banks that was established at the time of our initial public offering. This credit agreement provides for an initial maximum borrowing of $300 million and consists of a revolving credit facility for $150 million and a term loan for $150 million. We can elect to set the interest rates on all or a portion of the borrowings outstanding under the credit agreement at a rate per annum equal to (a) the greatest of (1) the prime rate, (2) the base CD rate plus 1.00% or (3) the federal funds effective rate plus 1/2%, plus a margin ranging from 0.00% to 0.75%, or (b) the eurodollar rate plus a margin ranging from 1.00% to 1.75%. The weighted-average interest rate on outstanding borrowings at January 3, 2004 was 2.9%.

Our credit agreement requires that we comply with several financial and other covenants, including requirements that we maintain at the end of each fiscal quarter the following financial ratios as set forth in our credit agreement:

•	a consolidated total debt to consolidated EBITDA ratio of no more than 2.50 to 1.00 at January 3, 2004 and for subsequent fiscal quarters (at January 3, 2004 this ratio was 0.44 to 1.00 ).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus lease expense to the sum of consolidated cash interest expense plus lease expense) of no less than 4.00 to 1.00 at January 3, 2004 and for subsequent fiscal quarters (at January 3, 2004 this ratio was 7.12 to 1.00 ).

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

This credit arrangement matures in July 2004 and we have accordingly classified all our debt as current on our balance sheet. No payments of principal are due on the revolving credit facility until this maturity date. The term loan is payable in quarterly installments. In 2004, the remaining two term loan payments of $9.5 million each will be made in March and June. As of January 3, 2004, $46.0 million was outstanding under the revolving credit facility, leaving $104.0 million in availability. As of January 3, 2004, we were in compliance with all covenants under our credit facility.

We are currently engaged in negotiations with various commercial banks to replace our existing Credit Agreement with a new credit facility. We are optimistic that a new credit facility will be finalized and in place prior to the expiration of our existing Credit Agreement in July 2004.

In addition to obligations to repay our debt obligations, we lease the majority of our retail stores under long-term operating leases. The following table summarizes our commitments under both our debt and lease obligations:

	Payments due by period (in thousands)

Contractual obligations	Total	2004	2005	2006	2007	2008	Thereafter

Debt obligations	$65,000	$65,000	$—	$—	$—	$—	$—
Operating leases	170,926	22,928	22,141	20,575	19,460	19,057	66,765

Total contractual cash obligations	$235,926	$87,928	$22,141	$20,575	$19,460	$19,057	$66,765

On May 9, 2003 we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100 million of Yankee Candle common stock. During fiscal 2003, we repurchased a total of 4,084,200 shares of common stock for an aggregate purchase price of approximately $100 million. Our repurchase activities were funded from cash flow from operations and borrowings under our existing Credit Agreement. On February 12, 2004, the Board of Directors authorized a new stock repurchase program for the repurchase of up to an additional $100 million of our common stock.

We expect that the principal sources of funding for our planned store openings and other working capital needs, capital expenditures, debt service obligations and stock repurchase program will be a combination of our available cash and cash equivalents, funds generated from operations, and borrowings under our credit facility. We believe that our current funds and sources of funds will be sufficient to fund our liquidity needs for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and worldwide economic conditions. In addition, borrowings under our credit facility are dependent upon our continued compliance with the financial and other covenants contained therein and will cease as of July 2004.

ACCOUNTING CHANGE

The Company currently sponsors stock option plans. Prior to the third quarter of 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective September 27, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. These are being expensed over the vesting period based on the fair value at the date of the grant. The adoption of the fair value method of accounting for stock-based compensation resulted in a charge of $0.6 million for the fiscal year ended January 3, 2004.

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

Approximately 74% of our sales in 2003 were generated by products we manufacture at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

Approximately 11% of our sales in 2003 were generated by products, primarily accessories, that we purchased overseas. Substantially all of these products were purchased from East Asia. A sustained interruption of the operations of our suppliers, as a result of the impact of Severe Acute Respiratory Syndrome or other similar health epidemics, could have an adverse effect on our ability to receive timely shipments of certain of our products and could result in scrutiny or embargoing of goods produced in infected areas.

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

We have never paid a cash dividend on our common stock as a public company. Instead, we have retained earnings for the future operation of our business. While we have no current plan to pay any cash dividends in the foreseeable future, we intend to periodically evaluate the advisability of a dividend program. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, our financial condition, contractual and legal restrictions, and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement (which is scheduled to expire on July 7, 2004), we may not declare or pay dividends on our common stock unless our ratio of consolidated total debt to consolidated EBITDA (as defined in our credit agreement) is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we currently meet this requirement, we have to current plan to pay dividends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At January 3, 2004, we had $65.0 million outstanding under our credit agreement, which bears interest at variable rates. At January 3, 2004, the weighted-average interest rate on outstanding borrowings was 2.9%. This facility is intended to fund operating needs if necessary. Because this facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on January 3, 2004 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.7 million additional annual pre-tax charge or credit to the statement of operations.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on January 3, 2004 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.4 million additional pre-tax credit or charge to the annual statements of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors
The Yankee Candle Company, Inc.
South Deerfield, Massachusetts 01373

We have audited the accompanying consolidated balance sheets of The Yankee Candle Company, Inc. and subsidiaries (the “Company”) as of December 28, 2002 and January 3, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fifty-two weeks ended December 29, 2001 and December 28, 2002 and the fifty-three weeks ended January 3, 2004. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Yankee Candle Company, Inc. and subsidiaries as of December 28, 2002 and January 3, 2004 and the results of their operations and their cash flows for the fifty-two weeks ended December 29, 2001 and December 28, 2002 and the fifty-three weeks ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation to conform to the provisions of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation and No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” during the year ended January 3, 2004.

/s/ Deloitte & Touche, LLP

Boston, Massachusetts
February 25, 2004

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 28,	January 3,
	2002	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,689	$40,730
Accounts receivable less allowance of $325 at December 28, 2002 and $1,332 at January 3, 2004	25,356	24,251
Inventory	34,529	42,186
Prepaid expenses and other current assets	6,584	6,608
Deferred tax assets	2,434	3,128

Total current assets	112,592	116,903
PROPERTY, PLANT AND EQUIPMENT – NET	111,761	114,774
MARKETABLE SECURITIES	955	1,604
DEFERRED FINANCING COSTS	1,701	588
DEFERRED TAX ASSETS	113,144	100,346
OTHER ASSETS	490	466

TOTAL ASSETS	$340,643	$334,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,601	$23,527
Accrued payroll	12,335	13,348
Accrued income taxes	18,014	22,025
Other accrued liabilities	12,460	15,168
Current portion of long-term debt	32,000	65,000

Total current liabilities	95,410	139,068
DEFERRED COMPENSATION OBLIGATION	901	1,525
LONG-TERM DEBT – Less current portion	28,600	—
DEFERRED RENT	2,820	3,815
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 300,000 shares authorized; 104,188 and 104,397 issued at December 28, 2002 and January 3, 2004, respectively; 54,359 and 50,484 shares outstanding at December 28, 2002 and January 3, 2004, respectively	1,042	1,044
Additional paid-in capital	224,815	227,145
Treasury stock	(213,883)	(313,880)
Retained earnings	201,004	275,790
Unearned stock compensation	(88)	—
Accumulated other comprehensive loss	22	174

Total stockholders’ equity	212,912	190,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$340,643	$334,681

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	FIFTY-TWO WEEKS ENDED		FIFTY-THREE WEEKS ENDED

	DECEMBER 29,	DECEMBER 28,	JANUARY 3,
	2001	2002	2004

SALES	$379,831	$444,842	$508,637
COST OF SALES	174,107	194,748	215,316

GROSS PROFIT	205,724	250,094	293,321

OPERATING EXPENSES:
Selling expenses	77,348	96,714	115,777
General and administrative expenses	38,515	43,549	50,561
Restructuring charge	8,000	—	—

Total operating expenses	123,863	140,263	166,338

INCOME FROM OPERATIONS	81,861	109,831	126,983

OTHER (INCOME) EXPENSE:
Interest income	(72)	(23)	(31)
Interest expense	10,596	4,858	3,826
Other expense (income)	378	(420)	(425)

Total other expense	10,902	4,415	3,370

INCOME BEFORE PROVISION FOR INCOME TAXES	70,959	105,416	123,613
PROVISION FOR INCOME TAXES	27,674	41,437	48,827

NET INCOME	$43,285	$63,979	$74,786

BASIC EARNINGS PER SHARE	$0.81	$1.19	$1.41

DILUTED EARNINGS PER SHARE	$0.79	$1.17	$1.40

WEIGHTED-AVERAGE BASIC SHARES OUTSTANDING	53,537	53,896	53,024

WEIGHTED-AVERAGE DILUTED SHARES OUTSTANDING	54,643	54,686	53,419

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001, DECEMBER 28, 2002
AND FIFTY-THREE WEEKS ENDED JANUARY 3, 2004
(in thousands)

	Common Stock		Additional				Accumulated Other
			Paid in	Treasury	Retained	Unearned Stock	Comprehensive	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Compensation	Loss	Income	Total

BALANCE, DECEMBER 30, 2000	104,059	$1,041	$224,381	$(212,988)	$93,740	$(631)	$(376)	$—	$105,167
Redemption of common stock	—	—	—	(764)	—	—	—	—	(764)
Issuance of common stock on option exercises	2	—	8	—	—	—	—	—	8
Unearned stock compensation	—	—	461	—	—	(461)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	570	—	—	570
Comprehensive income (loss):
Net income	—	—	—	—	43,285	—	—	43,285	43,285
Foreign currency translation loss	—	—	—	—	—	—	(162)	(162)	(162)

Comprehensive income	—	—	—	—	—	—	—	$43,123	—

BALANCE, DECEMBER 29, 2001	104,061	1,041	224,850	(213,752)	137,025	(522)	(538)		148,104
Issuance of common stock and option exercises	127	1	1,307	(131)	—	—	—	—	1,177
Costs of 2002 issuance of common stock	—	—	(1,342)	—	—	—	—	—	(1,342)
Amortization of unearned stock compensation	—	—	—	—	—	434	—	—	434
Comprehensive income:
Net income	—	—	—	—	63,979	—	—	63,979	63,979
Foreign currency translation	—	—	—	—	—	—	560	560	560

Comprehensive income	—	—	—	—	—	—	—	$64,539	—

BALANCE, DECEMBER 28, 2002	104,188	1,042	224,815	(213,883)	201,004	(88)	22		212,912
Issuance of common stock and option exercises	209	2	2,673	—	—	—	—	—	2,675
Costs of 2003 issuance of common stock	—	—	(976)	—	—	—	—	—	(976)
Stock compensation expense	—	—	633	—	—	88	—	—	721
Payments for the redemption of common stock	—	—	—	(99,997)	—	—	—	—	(99,997)
Comprehensive income:
Net income	—	—	—	—	74,786	—	—	74,786	74,786
Foreign currency translation	—	—	—	—	—	—	152	152	152

Comprehensive income	—	—	—	—	—	—	—	$74,938	—

BALANCE, JANUARY 3, 2004	104,397	$1,044	$227,145	$(313,880)	$275,790	$—	$174		$190,273

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			Fifty-Three
	Fifty-Two Weeks ended		Weeks ended

	December 29,	December 28,	January 3,
	2001	2002	2004

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$43,285	$63,979	$74,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,347	17,347	19,440
Impairment	2,324	—	—
Unrealized loss (gain) on marketable securities	47	135	(365)
Stock-based compensation expense	570	434	721
Deferred taxes	10,515	14,995	12,105
Loss on disposal of fixed assets and classic vehicles	519	567	692
Changes in assets and liabilities
Accounts receivable, net	(5,240)	(2,029)	1,380
Inventory	11,276	(10,564)	(7,359)
Prepaid expenses and other assets	275	(1,956)	(178)
Accounts payable	2,917	1,540	2,899
Accrued expenses and other liabilities	6,127	7,367	9,325

NET CASH PROVIDED BY OPERATING ACTIVITIES	86,962	91,815	113,446

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(26,844)	(25,867)	(22,023)
Proceeds from sale of property and equipment	352	1,842	259
Investments in marketable securities	(191)	(391)	(286)
Proceeds from sale of marketable securities	255	263	—

NET CASH USED IN INVESTING ACTIVITIES	(26,428)	(24,153)	(22,050)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Payments for redemption of common stock	(764)	—	(99,997)
Net proceeds (costs) from issuance of common stock	8	(165)	1,699
Net (repayments) borrowings under bank credit agreements & other	(42,500)	(54,434)	3,841

NET CASH USED IN FINANCING ACTIVITIES	(43,256)	(54,599)	(94,457)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(44)	95	102
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,234	13,158	(2,959)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,297	30,531	43,689

CASH AND CASH EQUIVALENTS, END OF YEAR	$30,531	$43,689	$40,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$12,029	$3,444	$2,111

Income taxes	$14,703	$22,181	$31,532

Purchase of equipment by assumption of capital lease and lease incentives	$—	$172	$—

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001 AND DECEMBER 28, 2002 AND FIFTY-THREE WEEKS ENDED JANUARY 3, 2004 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. NATURE OF BUSINESS

The Yankee Candle Company, Inc. and subsidiaries (“Yankee Candle” or “the Company”) is the leading designer, manufacturer and branded marketer of premium scented candles in the giftware industry. The Company has a 34-year history of offering its distinctive products and marketing them as affordable luxuries and consumable gifts. Yankee Candle products are available in approximately 180 fragrances and include a wide variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, all marketed under the Yankee Candle® brand. The Company also sells a wide range of coordinated candle and home décor accessories and branded fragranced non-candle products including, Yankee Candle Car Jars® air fresheners and Yankee Candle™ Bath personal care products. The Company has also extended its brand into the growing premium home fragrance market segment with products such as Housewarmer® electric home fragrancers and Yankee Candle® branded potpourri, sachets, room sprays and linen sprays. The Company sells its products through several channels including wholesale customers who operate approximately 15,000 stores in North America, 286 Company-owned and operated retail stores in 42 states as of January 3, 2004, direct mail catalogs, its Internet web site (www.yankeecandle.com), international distributors and its distribution center located in the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The fiscal year is the 52 or 53 weeks ending the Saturday closest to December 31. In some instances, the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004 are referred to as fiscal 2001, fiscal 2002, and fiscal 2003, respectively.

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

REVENUE RECOGNITION - The Company sells its products directly to retail customers and through wholesale channels. Revenue from the sale of merchandise to retail customers is recognized at the time of sale while revenue from wholesale customers is recognized when risk of loss has passed to the customers. The Company believes that these are the times when persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price is fixed and collectibility is reasonably assured. Revenue is recognized net of any applicable discounts and allowances. Customers, be they retail or wholesale, do have the right to return product in certain limited situations. Such right of returns have not precluded revenue recognition because the Company has a long history with such returns on which it constructs a reserve.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has sold gift certificates in prior years and currently sells gift cards. At the point of sale of a gift certificate or gift card, the Company records a deferred liability. Revenue is recorded upon the redemption of the gift certificate or gift card.

CASH AND CASH EQUIVALENTS - The Company considers all short-term interest-bearing investments with original maturities of three months or less to be cash equivalents. Such investments are classified by the Company as “held to maturity” securities under the provisions of Statement of Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are stated at cost, adjusted for amortization of discounts and premiums to maturity.

MARKETABLE SECURITIES - The Company classifies the marketable securities held in its deferred compensation plan as “trading” securities under SFAS No. 115. In accordance with the provisions of this statement, the investment balance is stated at fair market value, based on quoted market prices. Unrealized gains and losses are reflected in earnings; realized gains and losses are also reflected in earnings and are computed using the specific-identification method. As the assets held in the deferred compensation plan reflect amounts due to employees, but available for general creditors of the Company in the event the Company becomes insolvent, the Company has recorded the investment balance as a noncurrent asset and has established a corresponding other long-term liability entitled “deferred compensation obligation” on the balance sheet.

The marketable securities held in this plan consist of investments in mutual funds at December 28, 2002 and January 3, 2004. Unrealized gains (losses) included in earnings during the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004 were $(58), $(171) and $364, respectively. Gains of $11 and $36 were realized during the fifty-two weeks ended December 29, 2001 and December 28, 2002, respectively. There were no realized gains for the fifty-three weeks ended January 3, 2004.

INVENTORIES - Inventories are stated at the lower of cost or market on a last-in, first-out (“LIFO”) basis. In fiscal 2001, the liquidation of certain LIFO layers decreased cost of sales by $171. There were no such liquidations in either fiscal years 2002 or 2003. Inventory quantities on hand are regularly reviewed, and where necessary provisions for excess and obsolete inventory are recorded based primarily on the Company’s forecast of product demand and production requirements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS - The Company amortizes deferred financing costs using the effective-interest method over the life of the related debt. Accumulated amortization was $4,367 and $5,480 at December 28, 2002 and January 3, 2004, respectively.

TRADEMARKS - Trademarks are recorded at cost and amortized over 15 years. Cost of trademarks, included in other assets at December 28, 2002 and January 3, 2004, was $231. Accumulated amortization was $132 and $147, at December 28, 2002 and January 3, 2004, respectively.

ADVERTISING - The Company expenses the costs of advertising, including cooperative funds provided to customers, as they are incurred. Advertising expense was $4,869, $7,745 and $8,712 for the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews the recoverability of its long-lived assets (property, plant and equipment and trademarks) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company’s ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The provision for income taxes in the consolidated statements of operations is the actual computed tax obligation or receivable for the period, plus or minus the change during the period in deferred income tax assets and liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS - At January 3, 2004, the estimated fair values of all financial instruments approximate their carrying amounts in the consolidated balance sheets due to (i) the short-term maturity of certain instruments or (ii) the variable interest rate associated with certain instruments which have the effect of repricing such instruments regularly.

EARNINGS PER SHARE - SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share, “basic” and “diluted”. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The denominator in the calculation is based on the following weighted-average number of common shares:

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	December 29,	December 28,	January 3,
	2001	2002	2004

Basic	53,537,000	53,896,000	53,024,000
Add:
Contingently returnable shares	795,000	420,000	—
Shares issuable pursuant to option grants	311,000	370,000	395,000

Diluted	54,643,000	54,686,000	53,419,000

At December 29, 2001, December 28, 2002 and January 3, 2004, approximately 79,000, 554,000 and 13,000 shares issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to the anti-dilutive effect, respectively.

FOREIGN OPERATIONS – Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of foreign subsidiary operations are translated using average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of other comprehensive income. Foreign currency transaction gains or losses, whether realized or unrealized, are recorded directly in the statements of operations.

COMPREHENSIVE INCOME - Comprehensive income includes all changes in equity during the period except those resulting from transactions with owners of the Company. It has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments. Comprehensive income, net of related tax effects (where applicable), is detailed in the consolidated statements of stockholders’ equity.

ACCOUNTING CHANGE –The Company currently sponsors stock option plans. Prior to the third quarter of 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective September 27, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. These are being expensed over the vesting period based on the fair value at the date of the grant. The adoption of the fair value method of accounting for stock-based compensation resulted in a charge of $633 for the fiscal year ended January 3, 2004.

Awards under the Company’s option plan vest, in general, over a four year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income for all periods presented in the Company’s historical consolidated statements of operations is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	December 29,	December 28,	January 3,
	2001	2002	2004

Net income, as reported	$43,285	$63,979	$74,786
Add: Stock compensation recorded under Opinion No. 25	570	434	88
Deduct: Total stock based employee compensation expense determined under fair value based method for awards granted prior to 2003, net of related tax effects	(1,993)	(1,900)	(1,483)

Pro forma net income	$41,862	$62,513	$73,391

Earnings per share:
Basic-as reported	$0.81	$1.19	$1.41
Basic-pro forma	$0.78	$1.16	$1.38
Weighted average basic shares outstanding	53,537	53,896	53,024
Diluted-as reported	$0.79	$1.17	$1.40
Diluted-pro forma	$0.77	$1.14	$1.37
Weighted average diluted shares outstanding	54,643	54,686	53,419

The following weighted-average assumptions were used to compute the pro forma results of operations for fiscal 2001 and 2002 and the stock option expense that was recorded in the Statement of Operations in fiscal 2003:

	2001	2002	2003

Volatility	50%	44%	44%
Dividend yield	0%	0%	0%
Risk free interest rate	1.69%	2.79%	2.85%
Expected lives	5 years	5 years	4 years

PRIOR-YEAR RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

3. INVENTORIES

The components of inventory were as follows:

	December 28,	January 3,
	2002	2004

Finished goods	$30,273	$37,537
Work-in-process	641	975
Raw materials and packaging	4,287	4,487

	35,201	42,999
Less LIFO adjustment	(672)	(813)

	$34,529	$42,186

4. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	December 28,	January 3,
	2002	2004

Land and improvements	$5,039	$5,039
Buildings and improvements	69,502	77,402
Computer equipment	28,182	33,623
Furniture and fixtures	29,430	34,443
Equipment	28,993	30,706
Vehicles	849	549
Construction in progress	4,689	3,868

Total	166,684	185,630
Less: accumulated depreciation and amortization	(54,923)	(70,856)

	$111,761	$114,774

Depreciation and amortization expense related to property, plant and equipment was $13,061, $16,045 and $18,118 for the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004, respectively. $464, $119 and $68 of interest was capitalized in the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004, respectively.

5. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances aggregated $38,117 and $38,670 at December 28, 2002 and January 3, 2004, respectively. The Company extends credit to its wholesale customers. For the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004, no single customer accounted for more than 2.0%, 4.0% and 6.0% of total sales, respectively.

6. LONG-TERM DEBT

Long term debt is summarized as follows:

	December 28,	January 3,
	2002	2004

Term loan	$51,000	$19,000
Revolving line of credit	9,500	46,000
Capital lease obligations	100	—

	60,600	65,000
Less current portion	32,000	65,000

Non-current portion	$28,600	$—

The Company has a credit agreement with a consortium of banks (the “Credit Agreement”). The Credit Agreement provides for a maximum borrowing of $300,000 and consists of a revolving credit facility for $150,000 and a term loan for $150,000. The term loan is payable in quarterly installments ranging from $7,500 to $9,500 in March, June, September and December. As of December 28, 2002 and January 3, 2004, the unused portion of the revolving credit facility was $140,500 and $104,000, respectively. The Credit Agreement matures on July 7, 2004, with any outstanding amounts due on that date; no payments of principal are due on the revolving credit facility until this maturity date. The Company is currently engaged in negotiations with various commercial banks to replace the existing Credit Agreement with a new credit facility. The Company is optimistic that a new credit facility will be finalized and in place prior to the expiration of our existing Credit Agreement in July 2004.

The Company is required to pay a commitment fee on the average daily unutilized portion of the revolving credit facility at a rate ranging from 1/4% to 3/8% per annum. The Company may elect to set the interest rate on all or a portion of the borrowings outstanding under the Credit Agreement at a rate per annum equal to (a) the greatest of (1) the prime rate, (2) the base CD rate plus 1.00% or (3) the federal funds effective rate plus 1/2% plus a margin ranging from 0.00% to 0.75%, or (b) the eurodollar rate plus a margin ranging from 1.00% to 1.75%. The weighted-average interest rate on outstanding borrowings at January 3, 2004 was 2.90%.

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

7. RESTRUCTURING CHARGE

A restructuring charge for $8.0 million was recorded in fiscal 2001 to record costs associated with our decision to consolidate and restructure our distribution and manufacturing operations. We closed our Utah distribution facility and restructured our distribution and manufacturing work-force during 2001. Included in the restructuring charge are severance and other employee related costs, $2,124 of a non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. As a result of this consolidation and restructuring, the Company terminated approximately 450 manufacturing and logistics employees. An analysis of the activity within the restructuring reserve since its inception is as follows:

		Costs Paid During the
		Fifty-Two Weeks Ended	Accrued as of
	Expense	December 29, 2001	December 29, 2001
Occupancy	$2,635	$781	$1,854
Employee related	2,635	2,304	331
Other	606	606	—

Total	$5,876	$3,691	$2,185

		Costs Paid During
		the Fifty-Two
	Accrued as of	Weeks Ended	Accrued as of
	December 29, 2001	December 28, 2002	December 28, 2002
Occupancy	$1,854	$747	$1,107
Employee related	331	284	47

Total	$2,185	$1,031	$1,154

		Costs Paid During
		the Fifty-Three
	Accrued as of	Weeks Ended	Accrued as of
	December 28, 2002	January 3, 2004	January 3, 2004
Occupancy	$1,107	$311	$796
Employee related	47	47	—

Total	$1,154	$358	$796

During the second quarter of fiscal 2002, the Company was successful in subletting the facility covered under the “Occupancy” heading for the remaining lease term.

8. PROVISION FOR INCOME TAXES

Income tax expense, exclusive of that relating to extraordinary items, consists of the following:

			Fifty-three weeks
	Fifty-two weeks ended		ended
	December 29,	December 28,	January 3,
	2001	2002	2004
Federal:
Current	$15,552	$23,694	$32,956
Deferred	9,530	13,437	10,863

Total federal	25,082	37,131	43,819

State:
Current	1,607	2,748	3,766
Deferred	985	1,558	1,242

Total state	2,592	4,306	5,008

Total income tax provision	$27,674	$41,437	$48,827

In connection with the recapitalization of the Company in 1998, an election was made for federal and state income tax purposes to value the assets and liabilities of the Company at fair value. As a result of such election, there is a difference between the financial reporting and tax bases of the Company’s assets and liabilities. This difference was accounted for by recording a deferred tax asset of approximately $175,700 with a corresponding credit to additional paid-in capital. The deferred tax asset is being realized as these differences, including tax goodwill, are deducted, principally over a period of 15 years. In the opinion of management, the Company will have sufficient profits in the future to realize the deferred tax asset.

The tax effect of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 28,		January 3,
	2002		2004
	Current	Non-current	Current	Non-current
Deferred tax assets:
Basis differential as a result of a basis step-up for tax	$—	$120,516	$—	$108,824
Foreign net operating loss carryforwards	—	2,453	—	2,549
Deferred compensation arrangements, including stock-based compensation	351	—	595	247
Employee benefits	1,047	—	1,101	—
Restructuring accrual	450	—	310	—
Other	586	450	1,122	417
Valuation allowance	—	(2,453)	—	(2,549)
Deferred tax liabilities – fixed assets	—	(7,822)	—	(9,142)

	$2,434	$113,144	$3,128	$100,346

8. PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

	Fifty-two weeks ended		Fifty-three weeks ended
	December 29,	December 28,	January 3,
	2001	2002	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	4.0	4.0	4.0
Other, including increase in valuation allowance	—	0.3	0.5

	39.0%	39.3%	39.5%

At January 3, 2004, the Company has foreign net operating loss carryforwards totaling approximately $8,500. A valuation allowance has been established for these net operating losses which have been fully reserved.

9. PROFIT SHARING PLAN

The Company maintains a profit sharing plan (the “Plan”) under section 401(k) of the Internal Revenue Code. Under the terms of the Plan the Company may make discretionary matching contributions in an amount, if any, to be determined annually based on a percentage of the employee’s pretax contributions. Matching contributions, if made, are subject to a maximum of 4% of the employee’s eligible compensation contributed to the Plan during the applicable plan year. Employer matching contributions amounted to $632, $731 and $815 for the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004, respectively. The Company, at its discretion, may also make annual profit sharing contributions to the Plan. For the fifty-three weeks ended January 3, 2004, the Company incurred $500 for profit sharing contributions. There were no profit sharing contributions in fiscal 2001 and 2002.

10. DEFERRED COMPENSATION

The Company has a deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees’ compensation up to a maximum of $20 per employee per year. Employer contributions amounted to $89, $94 and $135 for fiscal 2001, 2002 and 2003, respectively. Benefits under the plan will be paid in a lump sum upon termination of the plan or termination of employment. Benefits paid to retired employees during fiscal 2001 and 2002 were $255 and $263, respectively. There were no benefits paid in 2003.

11. CONTINGENCIES

The Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12. STOCKHOLDERS’ EQUITY

CAPITAL STOCK - As of December 28, 2002 and January 3, 2004, the Company had 104,188,000 and 104,397,000 shares of common stock (par value $.01) issued, respectively. In connection with the recapitalization of the Company in 1998, the Company repurchased for treasury approximately 49,560,000 shares of common stock. Subsequently, pursuant to a stock repurchase program adopted May 9, 2003, the Company repurchased a total of 4,084,200 shares for an aggregate purchase price of approximately $100,000,000. These shares are also held in treasury. On February 12, 2004, the Board of Directors authorized a new stock repurchase program for the repurchase of up to $100,000,000 of currently outstanding shares.

Options to purchase common stock were granted to key employees and directors of the Company in 1998 (the “1998 Plan”). The options granted under the 1998 Plan were “nonqualified” for tax purposes. For financial reporting purposes, the award of the right to purchase stock and the grant of options, in certain cases, were considered to be below the fair value of the stock at the time of grant. The fair value was determined based on an appraisal conducted by an independent appraisal firm as of the relevant dates. The differences between fair value and the purchase price or the exercise price was being charged to compensation expense over the relevant vesting period - generally between three and five years. In the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004, such expense aggregated $570, $434 and $88, respectively.

In addition to the options granted above, the Company adopted the 1999 Employee Stock Option and Award Plan in June 1999 (the “1999 Plan”). The 1999 Plan provides for the grant of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and nonqualified options. Options, granted to date under the 1999 Plan generally have an exercise price equal to the fair market value of the stock on the date of grant, are non-qualified and expire after 10 years. Options granted under the 1999 Plan vest ratably over four years.

12. STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of the status of option grants and changes during the period ending on that date are presented below:

			Weighted	Weighted
			Average	Average
		Range of	Exercise	Grant
		Exercise	Price	Date Fair
	Options	Prices	Per Share	Value
Outstanding at December 30, 2000	718,111	$4.25-$21.125	$8.76	—
Granted	691,500	13.17-17.92	14.41	6.34
Exercised	(1,953)	4.25	4.25	—
Forfeited	(11,130)	4.25-21.125	11.44	—

Outstanding at December 29, 2001	1,396,528	4.25-21.125	11.51	—
Granted	236,500	16.80-21.30	21.16	8.95
Exercised	(126,679)	4.25-21.125	5.43	—
Forfeited	(5,000)	16.88	16.88	—

Outstanding at December 28, 2002	1,501,349	4.25-21.30	13.89	—
Granted	555,000	16.05-28.53	21.45	8.01
Exercised	(209,108)	4.25-21.125	7.09	—
Forfeited	(10,750)	21.125-21.30	18.18	—

Outstanding at January 3, 2004	1,836,491	$4.25-$28.53	$16.93	—

Under the existing stock option plans, there are 858,626 shares available for future grants at January 3, 2004. At January 3, 2004, options were exercisable for 716,118 shares of common stock at a weighted average exercise price of $13.88 per share.

The following table summarizes information about the Company’s stock options outstanding at January 3, 2004:

				Average
Range of Exercise		Options	Options	Remaining Life
Prices		Outstanding	Exercisable	(Years)
$4.25	-	120,684	111,645	4.46
11.875-16.25		655,000	341,041	7.25
16.80-18.00		255,107	178,732	6.68
21.125-28.53		805,700	84,700	9.00

$4.25-28.53		1,836,491	716,118	7.76

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

The aggregate annual future minimum lease commitments under operating leases as of January 3, 2004 are as follows:

Operating
Leases
2004	$22,928
2005	22,141
2006	20,575
2007	19,460
2008	19,057
Thereafter	66,765

Total minimum lease payments	$170,926

Rent expense, including contingent rentals, for the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004 was approximately $13,583, $17,975 and $20,851, respectively. Included in rent expense were contingent rental payments of approximately $1,368, $996 and $802, for the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004, respectively.

14. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the “CEO”) currently reviews the results of the Company and its subsidiaries’ businesses. The Company has two reportable segments — retail and wholesale. The identification of these segments results from management’s recognition that while the product produced is similar, the type of customer for the product and services and the methods used to distribute the product are different.

The CEO evaluates both its retail and wholesale operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other category. Other components of the statement of operations, which are classified below operating income, are also not allocated by segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

14. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION (CONTINUED)

The following are the relevant data for the fifty-two weeks ended December 29, 2001 and December 28, 2002 and fifty-three weeks ended January 3, 2004:

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
	Retail	Wholesale	Other	Operations
Fifty-Two Weeks Ended December 29, 2001
Sales	$211,707	$168,124	$—	$379,831
Gross Profit	131,816	73,908	—	205,724
Operating Margin	62,852	65,524	(46,515)	81,861
Other income (expense)	—	—	(10,902)	(10,902)
Income before provision for income taxes	—	—	—	70,959
Fifty-Two Weeks Ended December 28, 2002
Sales	$239,920	$204,922	$—	$444,842
Gross Profit	153,520	96,574	—	250,094
Operating Margin	66,168	87,212	(43,549)	109,831
Other income (expense)	—	—	(4,415)	(4,415)
Income before provision for income taxes	—	—	—	105,416
Fifty-Three Weeks Ended January 3, 2004
Sales	$266,649	$241,988	$—	$508,637
Gross Profit	179,826	113,495		293,321
Operating Margin	75,968	101,576	(50,561)	126,983
Other income (expense)	—	—	(3,370)	(3,370)
Income before provision for income taxes	—	—	—	123,613

15. Valuation and Qualifying Accounts

	Balance at	Charged to Costs and	Deductions From	Balance at
Allowance for Doubtful Accounts	Beginning of Year	Expenses	Reserves	End of Year
YEAR ENDED DECEMBER 29, 2001:
Allowance for doubtful accounts	352	332	(359)	325
YEAR ENDED DECEMBER 28, 2002:
Allowance for doubtful accounts	325	212	(212)	325
YEAR ENDED JANUARY 3, 2004:
Allowance for doubtful accounts	325	1,316	(309)	1,332

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fifty-Two Weeks ended December 28, 2002
	March 30	June 29	September 28	December 28
	(Dollars in Thousands, Except per Share Data)
Sales	$88,184	$81,296	$99,037	$176,324
Cost of sales	42,109	37,739	44,840	70,060

Gross profit	46,075	43,557	54,197	106,264
Selling expenses	21,220	22,452	23,634	29,409
General and administrative expenses	11,194	10,371	10,818	11,167

Income from operations	13,661	10,734	19,745	65,688
Interest income	(15)	(3)	(2)	(4)
Interest expense	1,308	1,157	1,253	1,138
Other (income) expense	60	(54)	(108)	(317)

Income before provision for income taxes	12,308	9,634	18,602	64,871
Provision for income taxes	4,800	3,757	7,254	25,624

Net income	$7,508	$5,877	$11,348	$39,247

BASIC EARNINGS PER SHARE	$0.14	$0.11	$0.21	$0.72

DILUTED EARNINGS PER SHARE	$0.14	$0.11	$0.21	$0.72

	Fifty-three Weeks ended January 3, 2004
	March 29	June 28	September 27	January 3
	(Dollars in Thousands, Except per Share Data)
Sales	$97,052	$92,393	$114,134	$205,058
Cost of sales	44,078	41,218	49,906	80,114

Gross profit	52,974	51,175	64,228	124,944
Selling expenses	24,700	26,839	28,653	35,585
General and administrative expenses	12,448	11,679	12,146	14,289

Income from operations	15,826	12,657	23,429	75,070
Interest income	(3)	(24)	(2)	(2)
Interest expense	786	815	873	1,352
Other (income) expense	126	37	(19)	(569)

Income before provision for income taxes	14,917	11,829	22,577	74,289
Provision for income taxes	5,892	4,672	8,918	29,344

Net income	$9,025	$7,157	$13,659	$44,945

BASIC EARNINGS PER SHARE	$0.17	$0.13	$0.26	$0.88

DILUTED EARNINGS PER SHARE	$0.17	$0.13	$0.26	$0.88

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of January 3, 2004. Based on this evaluation, our CEO and CFO concluded that, as of January 3, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended January 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement relating to the 2004 Annual Meeting of Stockholders to be held on June 16, 2004 (the “Proxy Statement”) and the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors,” “Compensation of Executive Officers” and “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Equity Compensation Plans” and “Stock Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Consolidated Financial Statements

		The consolidated financial statements listed below are included in this document under Item 8.

		Independent Auditors’ Report

		Consolidated Balance Sheets

		Consolidated Statements of Operations

		Consolidated Statements of Stockholders’ Equity

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

		The exhibits are listed below under Part IV, Item 15(c) of this Annual Report on Form 10-K.

		(b) Reports on Form 8-K

		We furnished a current report on form 8-K dated October 22, 2003 pursuant to which we furnished, under Items 7 and 9, our earnings release for the period ended September 27, 2003.

		(c) Exhibits

		See the exhibit index accompanying this filing.

EXHIBIT INDEX

2.1	Recapitalization Agreement, dated as of March 25, 1998, as amended by and among Yankee Candle Holdings Corp., The Yankee Candle Company, Inc., Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P. and Michael J. Kittredge.*

2.2	Asset Purchase Agreement, dated as of April 1, 1998, by and among The Yankee Candle Company, Inc., Chandler’s Tavern, Inc. and Michael J. Kittredge.*

2.3	Form of Agreement and Plan or Reorganization between The Yankee Candle Company, Inc. and Yankee Candle Holdings Corp.*

2.4	Form of Share Exchange between The Yankee Candle Company, Inc. and Michael J. Kittredge.*

3.1	Form of Restated Articles of Organization of The Yankee Candle Company, Inc.*

3.2	Form of Amended and Restated By-Laws of The Yankee Candle Company, Inc.*

4.1	Form of Common Stock Certificate.*

10.1	Form of outside director Stock Option Agreement.*+

10.2	Form of outside director Stockholder’s Agreement.*+

10.3	Form of Employee Stockholder’s Agreement.*+

10.4	The Yankee Candle Company Inc. Employee Stock Option Plan and form of Stock Option Agreement.*+

10.5	The Yankee Candle Company, Inc. 1999 Stock Option and Award Plan.*+

10.6	Stockholder’s Agreement, dated April 27, 1998, by and between The Yankee Candle Company, Inc. and Michael J. Kittredge.*

10.7	Form of Stockholder’s Agreement between The Yankee Candle Company, Inc. and employees.*+

10.8	Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers.*

10.9	Form of Credit Agreement among The Yankee Candle Company, Inc., The Chase Manhattan Bank, as sole administrative agent, and the banks and other financial institutions party thereto.*

10.10	Employment Agreement, dated as of October 22, 1998, as amended on February 9, 1999, between The Yankee Candle Company, Inc. and Robert R. Spellman.*+

10.11	Employment Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Craig W. Rydin.**+

10.12	Employment Letter Agreement dated August 31, 2000 between The Yankee Candle Company, Inc. and Paul J. Hill.***+

10.13	Employment Letter Agreement dated May 2, 2001 between The Yankee Candle Company, Inc. and Harlan Kent.***+

23.1	Consent of Deloitte and Touche LLP****

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ****

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ****

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ****

*	Incorporated by reference from the Company’s Registration Statements on Form S-1 (File No. 333-76397).

**	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2001.

***	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal 2001.

****	Filed herewith.

+	Management compensation contract/plan.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

The Yankee Candle Company, Inc.

By
/s/ CRAIG W. RYDIN

Craig W. Rydin
Chief Executive Officer

Signature	Capacity

/s/ CRAIG W. RYDIN	Chairman of the Board of Directors, President
and Chief Executive Officer
Craig W. Rydin	(Principal Executive Officer)

/s/ ROBERT R. SPELLMAN	Director, Senior Vice President, Finance and
Chief Financial Officer
Robert R. Spellman	(Principal Financial Officer)

/s/ GERALD F. LYNCH	Vice President, Controller
(Principal Accounting Officer)
Gerald F. Lynch

/s/ THEODORE J. FORSTMANN	Director

Theodore J. Forstmann

/s/ DALE F. FREY	Director

Dale F. Frey

/s/ MICHAEL F. HINES	Director

Michael F. Hines

/s/ SANDRA J. HORBACH	Director

Sandra J. Horbach

/s/ JAMIE C. NICHOLLS	Director

Jamie C. Nicholls

/s/ MICHAEL B. POLK	Director

Michael B. Polk

/s/ RONALD L. SARGENT	Director

Ronald L. Sargent

/s/ DOREEN A. WRIGHT	Director

Doreen A. Wright