Form 10-Q
period 2004-04-03
YANKEE CANDLE CO INC
filed 2004-05-12
CIK 1084242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 3, 2004

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The registrant had 49,707,226 shares of Common Stock, par value $0.01, outstanding as of May 11, 2004.

THE YANKEE CANDLE COMPANY, INC.

FORM 10-Q – Quarter Ended April 3, 2004

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. and its subsidiaries (“Yankee Candle”, the “Company”, “we”, and “us”) or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions, that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause its actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results.” Management undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 3,	January 3,
	2004	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,689	$40,730
Accounts receivable, net	29,517	24,251
Inventory	50,481	42,186
Prepaid expenses and other current assets	8,384	6,608
Deferred tax assets	3,128	3,128

TOTAL CURRENT ASSETS	107,199	116,903
PROPERTY, PLANT AND EQUIPMENT-NET	112,984	114,774
MARKETABLE SECURITIES	1,954	1,604
DEFERRED FINANCING COSTS	359	588
DEFERRED TAX ASSETS	96,995	100,346
OTHER ASSETS	468	466

TOTAL ASSETS	$319,959	$334,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,092	$23,527
Accrued payroll	9,317	13,348
Accrued income taxes	5,329	22,025
Other accrued liabilities	10,270	15,168
Short-term debt	90,500	65,000

TOTAL CURRENT LIABILITIES	133,508	139,068
DEFERRED COMPENSATION OBLIGATION	1,754	1,525
DEFERRED RENT	4,496	3,815
STOCKHOLDERS’ EQUITY:
Common stock	1,046	1,044
Additional paid-in capital	229,410	227,145
Treasury stock	(336,726)	(313,880)
Retained earnings	286,283	275,790
Accumulated other comprehensive income	188	174

TOTAL STOCKHOLDERS’ EQUITY	180,201	190,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,959	$334,681

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Sales	$106,519	$97,052
Cost of sales	47,372	44,078

Gross profit	59,147	52,974
Selling expenses	27,852	24,700
General and administrative expenses	13,240	12,448

Income from operations	18,055	15,826
Interest income	(5)	(3)
Interest expense	809	786
Other (income) expense	(92)	126

Income before provision for income taxes	17,343	14,917
Provision for income taxes	6,850	5,892

Net income	$10,493	$9,025

Basic earnings per share	$0.21	$0.17

Diluted earnings per share	$0.21	$0.17

Weighted average shares:
Basic	50,281	54,193

Diluted	50,692	54,568

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$10,493	$9,025
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,107	4,475
Unrealized (gain) loss on marketable securities	(53)	29
Stock-based compensation expense	283	22
Deferred taxes	3,350	3,000
Loss on disposal of fixed assets and classic vehicles	8	114
Changes in assets and liabilities:
Accounts receivable, net	(5,188)	(2,792)
Inventory	(8,217)	(7,405)
Prepaid expenses and other assets	(1,857)	(277)
Accounts payable	(5,440)	(2,321)
Accrued expenses and other liabilities	(24,722)	(24,085)

NET CASH USED IN OPERATING ACTIVITIES	(26,236)	(20,215)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(3,000)	(3,392)
Investments in marketable securities	(296)	(207)
Proceeds from sale of property and equipment	6	33

NET CASH USED IN INVESTING ACTIVITIES	(3,290)	(3,566)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings (repayments) under bank credit agreements and other	34,830	(6,500)
Payments for redemption of common stock	(22,846)	—
Principal payments on long-term debt	(9,500)	(8,000)
Net proceeds from issuance of common stock	1,984	74

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,468	(14,426)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	17	(19)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,041)	(38,226)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,730	43,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,689	$5,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$242	$422

Income taxes	$20,070	$20,457

Purchase of equipment by assumption of capital lease	$—	$71

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

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 3, 2004 included in the Company’s Annual Report on Form 10-K.

2. INVENTORIES

The components of inventory were as follows:

	April 3,	January 3,
	2004	2004
Finished goods	$44,007	$37,537
Work-in-process	534	975
Raw materials and packaging	6,753	4,487

	51,294	42,999
Less LIFO adjustment	(813)	(813)

	$50,481	$42,186

3. INCOME TAXES

The Company’s effective tax rate in the first quarter of fiscal 2004 and 2003 was 39.5%. The Company has provided and expects to continue to provide in 2004 a valuation allowance against the deferred tax asset for its international operations. As a result, it is anticipated that the effective tax rate for 2004 will be approximately 39.5%. Management re-evaluates the Company’s effective tax rate on a quarterly basis.

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

	For the Thirteen Weeks Ended
	April 3, 2004	March 29, 2003
Basic	50,281	54,193
Add:
Shares issuable pursuant to stock option grants	411	375

Diluted	50,692	54,568

At April 3, 2004 and March 29, 2003 approximately 34 and 565 shares, respectively, issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to the anti-dilutive effect.

5. STOCK BASED COMPENSATION

The Company sponsors stock option plans. Prior to the third quarter of fiscal 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective in the third quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. These are being expensed over the vesting period based on the fair value at the date of the grant. The adoption of the fair value method of accounting for stock-based compensation resulted in a charge of $283 for the first quarter ended April 3, 2004.

Awards under the Company’s option plan vest, in general, over a four year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income for all periods presented in the Company’s historical consolidated Statements of Income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Thirteen Weeks Ended
	April 3, 2004	March 29, 2003
Net income, as reported	$10,493	$9,025
Add: Stock compensation recorded under Opinion No. 25	—	22
Deduct: Total stock based employee compensation expense determined under fair value based method for awards granted prior to 2003, net of related tax effects	(282)	(364)

Pro forma net income	$10,211	$8,683

Earnings per share:
Basic-as reported	$0.21	$0.17
Basic-pro forma	$0.20	$0.16
Weighted average basic shares outstanding	50,281	54,193
Diluted-as reported	$0.21	$0.17
Diluted-pro forma	$0.20	$0.16
Weighted average diluted shares outstanding	50,692	54,568

The following weighted-average assumptions were used to compute the pro forma results of operations for fiscal 2004 and 2003 and the stock option expense that was recorded in the Condensed Consolidated Statements of Income in the first quarter of fiscal 2004:

	2004	2003
Volatility	27%	44%
Dividend yield	0%	0%
Risk free interest rate	2.85%	2.85%
Expected lives	4 years	4 years

6. STOCK REPURCHASE PROGRAM

On February 18, 2004 the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of Yankee Candle common stock. During the fiscal 2004 first quarter the Company repurchased a total of 806,100 shares of common stock for an aggregate purchase price of $22.8 million.

7. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the “CEO”) currently reviews the results of the Company and its subsidiaries’ businesses. The Company has two reportable segments - retail and wholesale. The identification of these segments results from management’s recognition that while the product sold is similar, the type of customer for the product and services and methods used to distribute the product are different.

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
	Retail	Wholesale	Other	Income
Thirteen weeks ended April 3, 2004
Sales	$45,904	$60,615	$—	$106,519
Gross Profit	30,581	28,566	—	59,147
Operating Margin	6,010	25,285	(13,240)	18,055
Other expense	—	—	(712)	(712)
Income before provision for income taxes	—	—	—	17,343
Thirteen weeks ended March 29, 2003
Sales	$44,016	$53,036	$—	$97,052
Gross Profit	28,498	24,476	—	52,974
Operating Margin	6,304	21,970	(12,448)	15,826
Other expense	—	—	(909)	(909)
Income before provision for income taxes	—	—	—	14,917

8. RESTRUCTURING RESERVE

A restructuring charge for $8.0 million was recorded in fiscal 2001 to record costs associated with the Company’s decision to consolidate and restructure its distribution and manufacturing operations. The Company closed its Utah distribution facility and restructured its distribution and manufacturing work-force during 2001. Included in the restructuring charge were severance and other employee related costs, $2,124 of a non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. As a result of this consolidation and restructuring, the Company terminated approximately 450 manufacturing and logistics employees. An analysis of the activity within the remaining restructuring reserve is as follows at April 3, 2004:

	Accrued as of		Accrued as of
	January 3, 2004	Costs paid	April 3, 2004
Occupancy	$796	$60	$736

During the second quarter of fiscal 2002, the Company was successful in subletting the facility for the remaining lease term. The sublet income does not fully offset the Company’s lease obligations, therefore the initial occupancy reserve remained unchanged after this sublet.

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

Revenue/receivables

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

Taxes

We have a significant deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and is a future tax benefit for us. The realization of this future tax benefit is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this benefit in the future, we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

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

Stock based compensation

Effective in 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation.” Under the prospective transition method selected by us, as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. Fair value is determined based on a variety of factors, all of which are estimates subject to judgment. Changes in estimated lives of options, risk free interest rates or exercise patterns could impact our results of operations. We recorded a charge of approximately $0.3 million for the thirteen weeks ended April 3, 2004.

Self-insurance

We are self-insured for certain losses related to health insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.

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

RESULTS OF OPERATIONS – Thirteen weeks ended April 3, 2004 versus thirteen weeks ended March 29, 2003

SALES

Sales increased 9.8% to $106.5 million for the thirteen weeks ended April 3, 2004 from $97.0 million for the thirteen weeks ended March 29, 2003. Wholesale sales, including European operations, increased 14.3% to $60.6 million for the thirteen weeks ended April 3, 2004 from $53.0 million for the thirteen weeks ended March 29, 2003. This growth was achieved primarily by increasing sales to existing customers and to a lesser extent by increasing the number of wholesale locations.

Retail sales increased 4.3% to $45.9 million for the thirteen weeks ended April 3, 2004 from $44.0 million for the thirteen weeks ended March 29, 2003. The increase in retail sales was due primarily to increased sales attributable to the 49 stores opened in 2003 (which in 2003 were open for less than a full year), and to a lesser extent to the addition of fourteen new stores in the first quarter of 2004. These factors were partially offset by a decrease in retail comparable store sales. Comparable store and Catalog and Internet sales for the thirteen weeks ended April 3, 2004 decreased 4.0%

compared to the thirteen weeks ended March 29, 2003. Retail comparable store sales for the thirteen weeks ended April 3, 2004 decreased 4.0% compared to the thirteen weeks ended March 29, 2003. We believe the major factor contributing to the decrease in comparable store sales was the significant discounting of candle, candle accessory and gift products by several of our retail competitors, primarily in the month of January. We did not increase our discounting initiatives in response to this activity due to the potential negative impact on our brand and profitability. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the first fiscal period that begins after the first full year of operation. There were 247 stores included in the comparable store base as of April 3, 2004, and 47 of these stores were included for less than a full year. There were 300 retail stores open as of April 3, 2004 compared to 249 retail stores open as of March 29, 2003 and 286 retail stores open as of January 3, 2004.

GROSS PROFIT

Gross profit increased 11.7% to $59.1 million for the thirteen weeks ended April 3, 2004 from $53.0 million for the thirteen weeks ended March 29, 2003. As a percentage of sales, gross profit increased to 55.5% for the thirteen weeks ended April 3, 2004 from 54.6% for the thirteen weeks ended March 29, 2003. The increase in gross profit dollars was primarily attributable to an increase in sales. The improvement in gross profit rate was primarily the result of improved productivity in supply chain operations and a lower level of discounts as a percentage of sales in our retail operations.

SELLING EXPENSES

Selling expenses increased 12.8% to $27.9 million for the thirteen weeks ended April 3, 2004 from $24.7 million for the thirteen weeks ended March 29, 2003. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 26.1% for the thirteen weeks ended April 3, 2004 from 25.5% for the thirteen weeks ended March 29, 2003. The increase in selling expenses in dollars was primarily related to the continued growth in the number of retail stores, from 249 as of March 29, 2003 to 300 as of April 3, 2004. The increase in selling expense as a percentage of sales for the thirteen weeks ended April 3, 2004 is attributable to the decrease in retail comparable store sales since the fixed components of labor and occupancy do not decrease with negative comparable store sales.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $25.3 million, or 41.7% of wholesale sales, for the thirteen weeks ended April 3, 2004 compared to $22.0 million, or 41.4% of wholesale sales, for the thirteen weeks ended March 29, 2003. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and increased wholesale gross profit dollars and rate. Segment profitability for the Company’s retail operations was $6.0 million or 13.1% of retail sales for the thirteen weeks ended April 3, 2004 compared to $6.3 million or 14.3% of retail sales for the thirteen weeks ended March 29, 2003. The decrease in retail segment profitability in dollars and as a percentage of sales was primarily attributable to lower profitability in our Catalog and Internet operations, which was planned.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 6.4% to $13.2 million for the thirteen weeks ended April 3, 2004 from $12.4 million for the thirteen weeks ended March 29, 2003. As a percentage of sales, general and administrative expenses decreased to 12.4% for the thirteen weeks ended April 3, 2004 from 12.8% for the thirteen weeks ended March 29, 2003. The increase in general and administrative expenses was primarily attributable to labor and stock option expense. The increase in labor dollars is due primarily to new hires made subsequent to the first quarter of 2003.

In the third quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123. Under the prospective transition method selected by us as described in SFAS No. 148, all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. This resulted in $0.3 million of incremental stock compensation expense in the first quarter of 2004 that was not incurred in the first quarter of 2003.

NET OTHER EXPENSE

Net other expense was $0.7 million for the thirteen weeks ended April 3, 2004, compared to $0.9 million for the thirteen weeks ended March 29, 2003. The primary component of the expense in each of these periods was interest expense, which was $0.8 million for both the thirteen weeks ended April 3, 2004 and March 29, 2003. The average daily debt outstanding increased in the thirteen weeks ended April 3, 2004 compared to the thirteen weeks ended March 29, 2003, offset by a reduction in our borrowing rates under our existing credit facility.

PROVISION FOR INCOME TAXES

The effective tax rate for the thirteen weeks ended April 3, 2004 and March 29, 2003 was 39.5%. We have provided and expect to continue to provide in 2004 a valuation allowance against the deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2004 will be approximately 39.5%. We re-evaluate our effective tax rate on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 3, 2004 decreased by $25.0 million compared to January 3, 2004. This decrease was due mainly to cash used in operating activities of $26.2 million, which includes total payments of $20.1 million of corporate income taxes for fiscal 2003 and fiscal 2004. Capital expenditures for the thirteen weeks ended April 3, 2004 were $3.0 million, primarily related to the capital requirements to open fourteen new stores as well as investments in information systems and supply chain operations. Net cash provided by financing activities was $4.5 million for the thirteen weeks ended April 3, 2004, which represents net borrowings of $35.8 million under our credit facility used to fund operations and repurchase common stock.

On February 18, 2004, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100.0 million of Yankee Candle common stock. During the fiscal 2004 first quarter we repurchased a total of 806,100 shares of common stock for an aggregate purchase price of $22.8 million.

We opened 14 stores during the thirteen weeks ended April 3, 2004 and we expect to open approximately 31 additional stores during the last three quarters of fiscal 2004. We expect to meet our cash requirements through a combination of available cash, operating cash flow and borrowings under our credit facility.

As of April 3, 2004, we were in compliance with all covenants under our credit facility. Available borrowings under the revolving credit facility were approximately $69.0 million. See our most recent Annual Report on Form 10-K for a description of the credit facility.

We expect that the principal sources of funding for our planned store openings and other working capital needs, capital expenditures, debt service obligations and stock repurchase program will be a combination of our available cash and cash equivalents, funds generated from operations, and borrowings under our credit facility. We believe that our current funds and sources of funds will be sufficient to fund our liquidity needs for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions. In addition, borrowings under our credit facility are dependent upon our continued compliance with the financial and other covenants contained therein and will cease as of July 2004.

Our existing credit facility expires on July 7, 2004. We are currently engaged in active negotiations with various commercial banks to replace our existing credit facility with a new credit facility. We believe that a new credit facility will be finalized and in place prior to the expiration of our existing facility.

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

We expect that, as we grow, it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower operating margins than our wholesale sales. Our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. We cannot assure you that we will continue to grow at a rate comparable to our historic growth rate or that our historic financial performance will continue as we grow.

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

Our results depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States, the outbreak of the war in Iraq or the possibility of further terrorist attacks. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

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

We have never paid a cash dividend on our common stock as a public company. Instead, we have retained earnings to repurchase our common stock and for the future operation of our business. While we have no current plan to pay any cash dividends, we intend to periodically evaluate the advisability of a dividend program. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, our financial condition, contractual and legal restrictions, and other factors deemed relevant by our board of directors. Under the terms of our existing credit agreement (which is scheduled to expire on July 7, 2004), we may not declare or pay dividends on our common stock unless our ratio of consolidated total debt to consolidated EBITDA (as defined in our credit agreement) is less than or equal to 2:1 or our aggregate principal amount of loans and letters of credit outstanding is less than $100 million. Although we currently meet this requirement, we have no current plan to pay dividends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. We bear this risk in our outstanding bank debt. At April 3, 2004, there was $90.5 million of bank debt outstanding, which consisted of $9.5 million in term loans and $81.0 million from our revolving credit facility. Because this bank debt carries a variable interest rate pegged to market indices, our results of operations and cash flows are exposed to changes in interest rates. Based on April 3, 2004 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.9 million additional annual pre-tax charge or credit to the statements of income.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on April 3, 2004 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.2 million additional pre-tax credit or charge to the annual statements of income.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 3, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of April 3, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by us of our common stock during the thirteen weeks ended April 3, 2004.

				Remaining Funds
			Total Number of Shares	Available to
			Purchased as Part of	Repurchase Shares
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	or Programs
1/4/04-2/7/04	—	$—	—	$100,000,000
2/8/04-3/6/04	500,200	28.52	500,200	$85,734,296
3/7/04-4/3/04	305,900	28.05	305,900	$77,153,659

Total	806,100	$28.34	806,100

(1) All repurchases by us of our common stock during the thirteen weeks ended April 3, 2004 were done pursuant to the repurchase program that we publicly announced on February 18, 2004 (the “Program”).

(2) Our Board of Directors approved the repurchase of up to $100,000,000 of our common stock pursuant to the Program. There is currently no expiration date for the Program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have reached the $100,000,000 threshold.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 12, 2004.

31.2	Certification of Robert R. Spellman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 12, 2004.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 12, 2004.

32.2	Certification of Robert R. Spellman Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 12, 2004.

(b) Reports on Form 8-K

We furnished a current report on Form 8-K dated February 18, 2004 pursuant to which we furnished, under Items 7 and 9, our earnings release for the period ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.

/s/ Robert R. Spellman

Date: May 12, 2004	By: Robert R. Spellman
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)