Form 10-Q
period 2004-07-03
YANKEE CANDLE CO INC
filed 2004-08-10
CIK 1084242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   July 3, 2004

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

The registrant had 47,865,808 shares of Common Stock, par value $0.01, outstanding as of August 9, 2004.

THE YANKEE CANDLE COMPANY, INC.

FORM 10-Q — Quarter Ended July 3, 2004

This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. and its subsidiaries (“Yankee Candle”, the “Company”, “we”, and “us”) or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions, that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause its actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operating Results.” Management undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 3,	January 3,
	2004	2004
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,064	$40,730
Accounts receivable, net	25,032	24,251
Inventory	54,131	42,186
Prepaid expenses and other current assets	10,765	6,608
Deferred tax assets	3,128	3,128

TOTAL CURRENT ASSETS	102,120	116,903
PROPERTY, PLANT AND EQUIPMENT-NET	114,913	114,774
MARKETABLE SECURITIES	1,978	1,604
DEFERRED FINANCING COSTS	590	588
DEFERRED TAX ASSETS	93,645	100,346
OTHER ASSETS	10,604	466

TOTAL ASSETS	$323,850	$334,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,940	$23,527
Accrued payroll	10,343	13,348
Accrued income taxes	—	22,025
Other accrued liabilities	11,947	15,168
Current portion of long-term debt	—	65,000

TOTAL CURRENT LIABILITIES	39,230	139,068
DEFERRED COMPENSATION OBLIGATION	1,841	1,525
LONG TERM DEBT — Less current portion	136,436	—
DEFERRED RENT	4,595	3,815
STOCKHOLDERS’ EQUITY	141,748	190,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$323,850	$334,681

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks		For the Twenty-Six Weeks
	Ended		Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Sales	$100,908	$92,393	$207,427	$189,446
Cost of sales	43,895	41,218	91,266	85,297

Gross profit	57,013	51,175	116,161	104,149
Selling expenses	29,763	26,839	57,614	51,540
General and administrative expenses	12,312	11,679	25,552	24,126

Income from operations	14,938	12,657	32,995	28,483
Interest income	(4)	(24)	(9)	(27)
Interest expense	1,159	815	1,971	1,600
Other (income) expense	(134)	37	(227)	163

Income before provision for income taxes	13,917	11,829	31,260	26,747
Provision for income taxes	5,497	4,672	12,348	10,565

Net income	$8,420	$7,157	$18,912	$16,182

Basic earnings per share	$0.17	$0.13	$0.38	$0.30

Diluted earnings per share	$0.17	$0.13	$0.38	$0.30

Weighted average shares:
Basic	49,298	54,304	49,790	54,249

Diluted	49,671	54,650	50,182	54,609

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Twenty-Six Weeks Ended
	July 3,	June 28,
	2004	2003
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$18,912	$16,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,557	9,139
Unrealized gain on marketable securities	(53)	(139)
Stock-based compensation expense	573	43
Deferred taxes	6,700	6,000
Loss on disposal of fixed assets and classic vehicles	182	122
Changes in assets and liabilities:
Accounts receivable, net	(702)	3,050
Inventory	(10,856)	(9,723)
Prepaid expenses and other assets	(4,868)	(5,604)
Accounts payable	(6,594)	(1,032)
Accrued expenses and other liabilities	(27,169)	(22,409)

NET CASH USED IN OPERATING ACTIVITIES	(13,318)	(4,371)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(9,785)	(9,745)
Investments in marketable securities	(320)	(233)
Proceeds from sale of property and equipment	9	63
Business acquisition	(11,500)	—

NET CASH USED IN INVESTING ACTIVITIES	(21,596)	(9,915)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements and other	90,220	4,487
Repurchases of common stock	(71,623)	(9,765)
Principal payments on long term debt	(19,000)	(16,000)
Net proceeds from issuance of common stock	3,627	298

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,224	(20,980)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24	20

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,666)	(35,246)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,730	43,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,064	$8,443

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$649	$811

Income taxes	$28,043	$27,505

Purchase of equipment by assumption of capital lease	$—	$57

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

2. INVENTORIES

The components of inventory were as follows:

	July 3,	January 3,
	2004	2004
	(in thousands)
Finished goods	$47,368	$37,537
Work-in-process	464	975
Raw materials and packaging	7,112	4,487

	54,944	42,999
Less LIFO adjustment	(813)	(813)

	$54,131	$42,186

3. INCOME TAXES

The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003 was 39.5%. The Company has provided and expects to continue to provide in 2004 a valuation allowance against the deferred tax asset for its international operations. The valuation allowance has been considered in establishing the 39.5% effective tax rate. As a result, it is anticipated that the effective tax rate for 2004 will be approximately 39.5%. Management re-evaluates the Company’s effective tax rate on a quarterly basis.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
		(in thousands)
Basic	49,298	54,304	49,790	54,249
Add:
Shares issuable pursuant to stock option grants	373	346	392	360

Diluted	49,671	54,650	50,182	54,609

For both the thirteen and twenty-six weeks ended June 28, 2003, 458,000 potential common shares which could dilute basic earnings per share in the future were excluded since their inclusion would have been antidilutive. For the thirteen and twenty-six weeks ended July 3, 2004, 31,000 and 28,000 potential common shares which could dilute basic earnings per share in the future were excluded, respectively since their inclusion would have been antidilutive.

5. STOCK BASED COMPENSATION

The Company sponsors stock option plans. Prior to the third quarter of fiscal 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective in the third quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. These are being expensed over the vesting period based on the fair value at the date of the grant. The adoption of the fair value method of accounting for stock-based compensation resulted in a charge of $0.3 million and $0.6 million for the thirteen and twenty-six weeks ended July 3, 2004, respectively.

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

	For the Thirteen Weeks		For the Twenty-Six Weeks
	Ended		Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)
Net income, as reported	$8,420	$7,157	$18,912	$16,182
Add: Stock compensation recorded under Opinion No. 25	—	21	—	43
Deduct: Total stock based employee compensation expense determined under fair value based method for awards granted prior to 2003, net of related tax effects	282	363	564	727

Pro forma net income	$8,138	$6,815	$18,348	$15,498

Earnings per share:
Basic-as reported	$0.17	$0.13	$0.38	$0.30
Basic-pro forma	$0.17	$0.13	$0.37	$0.29
Weighted average basic shares outstanding	49,298	54,304	49,790	54,249
Diluted-as reported	$0.17	$0.13	$0.38	$0.30
Diluted-pro forma	$0.16	$0.12	$0.37	$0.28
Weighted average diluted shares outstanding	49,671	54,650	50,182	54,609

The following weighted-average assumptions were used to compute the pro forma results of operations for fiscal 2004 and 2003 and the stock option expense that was recorded in the Condensed Consolidated Statements of Income in the second quarter of fiscal 2004:

	2004	2003
Volatility	23%	44%
Dividend yield	0%	0%
Risk free interest rate	3.25%	2.85%
Expected lives	4 years	4 years

6. STOCK REPURCHASE PROGRAM

On February 18, 2004, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $100 million of Yankee Candle common stock. During the thirteen and twenty-six weeks ended July 3, 2004, the Company repurchased a total of 1,704,000 and 2,510,100 shares of common stock for an aggregate purchase price of $48.8 million and $71.6 million, respectively. During the thirteen and twenty-six weeks ended June 28, 2003 the Company repurchased a total of 426,100 shares of common stock for an aggregate purchase price of $9.8 million. All 426,100 shares were repurchased in June 2003.

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

			(in thousands)

Thirteen Weeks			Unallocated/	Balance per
Ended			Corporate/	Consolidated
July 3, 2004	Retail	Wholesale	Other	Statements of Income
Sales	$48,114	$52,794	$—	$100,908
Gross Profit	31,985	25,028	—	57,013
Income from operations	5,509	21,741	(12,312)	14,938
Other expense	—	—	(1,021)	(1,021)
Income before provision for income taxes	—	—	—	13,917

Thirteen Weeks			Unallocated/	Balance per
Ended			Corporate/	Consolidated
June 28, 2003	Retail	Wholesale	Other	Statements of Income
Sales	$45,265	$47,128	$—	$92,393
Gross Profit	29,859	21,316	—	51,175
Income from operations	5,784	18,552	(11,679)	12,657
Other expense	—	—	(828)	(828)
Income before provision for income taxes	—	—	—	11,829

Twenty-Six Weeks			Unallocated/	Balance per
Ended			Corporate/	Consolidated
July 3, 2004	Retail	Wholesale	Other	Statements of Income
Sales	$94,018	$113,409	$—	$207,427
Gross Profit	62,566	53,595	—	116,161
Income from operations	11,519	47,028	(25,552)	32,995
Other expense	—	—	(1,735)	(1,735)
Income before provision for income taxes	—	—	—	31,260

Twenty-Six Weeks			Unallocated/	Balance per
Ended			Corporate/	Consolidated
June 28, 2003	Retail	Wholesale	Other	Statements of Income
Sales	$89,281	$100,165	$—	$189,446
Gross Profit	58,357	45,792	—	104,149
Income from operations	12,088	40,521	(24,126)	28,483
Other expense	—	—	(1,736)	(1,736)
Income before provision for income taxes	—	—	—	26,747

8. RESTRUCTURING RESERVE

A restructuring charge for $8 million was recorded in fiscal 2001 to record costs associated with the Company’s decision to consolidate and restructure its distribution and manufacturing operations. The Company closed its Utah distribution facility and restructured its distribution and manufacturing work-force during 2001. Included in the restructuring charge were severance and other employee related costs, $2.1 million of a non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. As a result of this consolidation and restructuring, the Company terminated approximately 450 manufacturing and logistics employees. An analysis of the activity within the remaining restructuring reserve was as follows at July 3, 2004:

	For the thirteen weeks ended			For the thirteen weeks ended
		April 3, 2004		July 3, 2004
(in thousands)

	Accrued as of		Accrued as of		Accrued as of
	January 3, 2004	Costs paid	April 3, 2004	Costs paid	July 3, 2004
Occupancy	$796	$60	$736	$84	$652

During the second quarter of fiscal 2002, the Company was successful in subletting the facility for the remaining lease term. The sublet income does not fully offset the Company’s lease obligations, therefore the initial occupancy reserve remained unchanged after this sublet.

9. LONG TERM DEBT

On May 19, 2004, the Company entered into a new $200 million senior unsecured revolving credit facility (the “Credit Facility”) with Citizens Bank of Massachusetts and a syndicate of lenders. This new Credit Facility has two Tranches, a $150 million Tranche (“Tranche A”) that expires on May 19, 2007 and a $50 million Tranche (“Tranche B”) that expires on May 18, 2005. The new Credit Facility replaced the $150 million revolving credit facility that was scheduled to expire on July 7, 2004. This new Credit Facility will be used by the Company for, among other things, working capital, refinancing existing debt, letters of credit, repurchase of the Company’s common stock and other general corporate purposes. As a result of refinancing the existing debt, all of the Company’s debt has been classified as long term as of July 3, 2004.

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company’s option, the Citizens Bank Base Rate, or Eurodollar Rate. Eurodollar borrowings under Tranche A of the Credit Facility include a margin rate ranging from 0.70% to 1.00% and borrowings under Tranche B include a margin rate ranging from 0.75% to 1.05%. These rates vary depending on the Company’s outstanding borrowings. In addition, the Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount. The commitment fee under Tranche A ranges from 0.15% to 0.25% and under Tranche B range from 0.10% to 0.20%. Fees for outstanding commercial and standby letters of credit range from 0.70% to 1.00%. The Company is also required to pay a utilization fee on the total Credit Facility of 0.125% once outstanding borrowings exceed $100 million. The Credit Facility requires that the Company comply with several financial and other covenants, including requirements that the Company maintain at the end of each fiscal quarter the following financial ratios as set forth in the credit agreement:

•	a consolidated total debt to consolidated EBITDA ratio of no more than 2.00 to 1.00 at July 3, 2004 and for subsequent fiscal quarters (at July 3, 2004 this ratio was 0.90 to 1.00 ).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 1.75 to 1.00 for fiscal 2004; no less than 2.00 to 1.00 for fiscal 2005; and no less than 2.25 to 1.00 during fiscal 2006 and thereafter (at July 3, 2004 this ratio was 4.75 to 1.00).

The Credit Facility permits the payment of cash dividends by the Company of up to 50% of the current fiscal year’s net income and the repurchase of the Company’s shares, so long as the Company’s Consolidated Net Worth (as defined in the Credit Facility) is not less than $75 million for the second and third quarter of fiscal 2004, $100 million plus 25% of fiscal 2004 net income. Beginning in 2005, the Consolidated Net Worth will be the $100 million plus 25% of 2004 net income, plus 25% of net income for each fiscal quarter thereafter.

Available borrowings under the revolving credit facility were approximately $63.3 million.

10.  BUSINESS ACQUISITION

On June 7, 2004, the Company acquired substantially all of the assets of GBI Marketing, Inc. (“GBI”), a privately owned and operated distributor of selected gift products, including Yankee Candle® products, to fundraising organizations. The total purchase price was approximately $14.5 million, $3.0 million of which is contingent and will be recorded as additional goodwill upon the achievement of certain performance objectives over the next three years. The cash purchase price was borrowed under the Company’s $200 million unsecured credit facility. Due to the proximity of the acquisition date to July 3, 2004, the allocation of the purchase price is subject to refinement. The following table provides a preliminary allocation of the purchase price for the acquired assets of GBI:

(in thousands)
Cash purchase price	$11,500
Assets acquired:
Property, plant and equipment	250
Inventory	1,000
Customer relationships	3,450
Trade name	1,960
Goodwill	4,840

$11,500

The customer relationship asset is being amortized over its useful life of four years. The Company plans to operate a fundraising division using the name GBI Marketing (the “GBI Division”) and, accordingly, the trade name is deemed to have an indefinite life and will not be amortized. The goodwill is tax deductible over a 15 year period. For segment reporting purposes, the GBI Division will be included in the Wholesale segment. The GBI Division’s results of operations were immaterial to the Company’s operations during the thirteen weeks ended July 3, 2004. Historical pro forma results of operations have not been provided due to immateriality.

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

Value of long-lived assets, including intangibles

Long-lived assets on our balance sheet consist primarily of property, plant and equipment, customer relationships, trade name, goodwill and trademarks. We periodically review the carrying value of all of these assets based, in part, upon our projections of anticipated undiscounted future cash flows. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge that we record reduces our earnings. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

Stock based compensation

Effective in 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation.” Under the prospective transition method selected by us, as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. Fair value is determined based on a variety of factors, all of which are estimates subject to judgment. Changes in estimated lives of options, risk free interest rates or exercise patterns could impact our results of operations. We recorded a charge of approximately $0.3 million and $0.6 million for the thirteen and twenty-six weeks ended July 3, 2004.

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

RESULTS OF OPERATIONS — Thirteen and Twenty-six weeks ended July 3, 2004 versus June 28, 2003

SALES

Sales increased 9.2% to $100.9 million for the thirteen weeks ended July 3, 2004 from $92.4 million for the thirteen weeks ended June 28, 2003; and increased 9.5% to $207.4 million for the twenty-six weeks ended July 3, 2004 from $189.4 million for the twenty-six weeks ended June 28, 2003.

Wholesale sales, including European operations, increased 12.0% to $52.8 million for the thirteen weeks ended July 3, 2004 from $47.1 million for the thirteen weeks ended June 28, 2003; and increased 13.2% to $113.4 million for the twenty-six weeks ended July 3, 2004 from $100.2 million for the twenty-six weeks ended June 28, 2003. This growth was achieved primarily by increasing sales to existing customers and to a lesser extent by increasing the number of wholesale locations.

Retail sales increased 6.3% to $48.1 million for the thirteen weeks ended July 3, 2004 from $45.3 million for the thirteen weeks ended June 28, 2003; and increased 5.3% to $94.0 million for the twenty-six weeks ended July 3, 2004 from $89.3 million for the twenty-six weeks ended June 28, 2003. The increase in retail sales for the thirteen and twenty-six weeks ended July 3, 2004 compared to the prior year, was due primarily to increased sales attributable to the 49 stores opened in 2003 (which in 2003 were open for less than a full year), and to a lesser extent to the addition of new stores opened in 2004. The increase for the thirteen and twenty-six weeks ended July 3, 2004 was partially offset by a decrease in retail comparable store and catalog and Internet sales. Comparable store and catalog and Internet sales for the thirteen and twenty-six weeks ended July 3, 2004 decreased 4.0% compared to the thirteen and twenty-six weeks ended June 28, 2003. Retail comparable store sales for the thirteen and twenty-six weeks ended July 3, 2004 decreased 3.0% compared to the thirteen and twenty-six weeks ended June 28, 2003. The major factor contributing to the decrease in comparable store sales was the decrease in sales at our 90,000 square foot South Deerfield, Massachusetts flagship store. We believe our flagship store was negatively impacted by a decline in tourism traffic, perhaps influenced by higher gasoline prices. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the first fiscal period that begins after the first full year of operation. There were 263 stores included in the comparable store base as of July 3, 2004, and 47 of these stores were included for less than a full year. There were 319 retail stores open as of July 3, 2004 compared to 269 retail stores open as of June 28, 2003 and 286 retail stores open as of January 3, 2004.

GROSS PROFIT

Gross profit increased 11.4% to $57.0 million for the thirteen weeks ended July 3, 2004 from $51.2 million for the thirteen weeks ended June 28, 2003; and increased 11.5% to $116.2 million for the twenty-six weeks ended July 3, 2004 from $104.1 million for the twenty-six weeks ended June 28, 2003. As a percentage of sales, gross profit increased to 56.5% for the thirteen weeks ended July 3, 2004 from 55.4% for the thirteen weeks ended June 28, 2003; and increased to 56.0% for the twenty-six weeks ended July 3, 2004 from 55.0% for the twenty-six weeks June 28, 2003. The increase in gross profit dollars was primarily attributable to an increase in sales. The improvement in gross profit rate for the thirteen and twenty-six weeks ended July 3, 2004 compared to June 28, 2003 was primarily the result of improved productivity in supply chain operations and the benefit of cost reduction initiatives.

SELLING EXPENSES

Selling expenses increased 10.9% to $29.8 million for the thirteen weeks ended July 3, 2004 from $26.8 million for the thirteen weeks ended June 28, 2003; and increased 11.8% to $57.6 million for the twenty-six weeks ended July 3, 2004 from $51.5 million for the twenty-six weeks ended June 28, 2003. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 29.5% for the thirteen weeks ended July 3, 2004 from 29.0% for the thirteen weeks ended June 28, 2003; and increased to 27.8% for the twenty-six weeks ended July 3, 2004 from 27.2% for the twenty-six weeks ended June 28, 2003. The increase in selling expenses in dollars for the thirteen and twenty-six weeks ended July 3, 2004 was primarily related to the continued growth in the number of retail stores, from 269 as of June 28, 2003 to 319 as of July 3, 2004. The increase in selling expenses as a percentage of sales for the thirteen weeks ended July 3, 2004 was primarily related to the continued growth in the number of retail stores, from 269 as of June 28, 2003 to 319 as of July 3, 2004 and to a lesser extent a decline in retail comparable store sales. The increase in selling expenses as a percentage of sales for the twenty-six weeks ended July 3, 2004 was primarily related to a decline in retail comparable store sales since the fixed components of labor and occupancy do not decrease with negative retail comparable store sales.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $21.7 million, or 41.2% of wholesale sales, for the thirteen weeks ended July 3, 2004 compared to $18.6 million, or 39.4% of wholesale sales, for the thirteen weeks ended June 28, 2003. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and increased wholesale gross profit dollars and rate. Segment profitability for the Company’s retail operations was $5.5 million or 11.4% of retail sales for the thirteen weeks ended July 3, 2004 compared to $5.8 million or 12.8% of retail sales for the thirteen weeks ended June 28, 2003. The decrease in retail segment profitability in dollars and as a percentage of sales was primarily attributable to lower profitability in our Catalog and Internet operations, and to a lesser extent the decrease in comparable store sales. We also incurred lease buyout and asset impairment charges of $0.2 million related to a planned store closing.

Segment profitability for our wholesale operations, including Europe, was $47.0 million, or 41.5% of wholesale sales, for the twenty-six weeks ended July 3, 2004 compared to $40.5 million, or 40.5% of wholesale sales, for the twenty-six weeks ended June 28, 2003. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and increased wholesale gross profit dollars and rate. Segment profitability for the Company’s retail operations was $11.5 million or 12.3% of retail sales for the twenty-six weeks ended July 3, 2004 compared to $12.1 million or 13.5% of retail sales for the twenty-six weeks ended June 28, 2003. The decrease in retail segment profitability for the twenty-six weeks ended July 3, 2004 compared to June 28, 2003 was primarily attributable to lower profitability in our Catalog and Internet operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 5.4% to $12.3 million for the thirteen weeks ended July 3, 2004 from $11.7 million for the thirteen weeks ended June 28, 2003; and increased 5.9% to $25.6 million for the twenty-six weeks ended July 3, 2004 from $24.1 million for the twenty-six weeks ended June 28, 2003. As a percentage of sales, general and administrative expenses decreased to 12.2% for the thirteen weeks ended July 3, 2004 from 12.6% for the thirteen weeks ended June 28, 2003; and decreased to 12.3% for the twenty-six weeks ended July 3, 2004 from 12.7% for the twenty-six weeks ended June 28, 2003. The increase in general and administrative expense was primarily attributable to labor costs. The increase in labor costs is due primarily to new hires made subsequent to the second quarter of 2003, and to stock option expense, which were not expensed in the same period last year.

In the third quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123. Under the prospective transition method selected by us as described in SFAS No. 148, all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. This resulted in $0.3 million of incremental stock compensation expense in the thirteen weeks ended July 3, 2004 and $0.6 million of incremental stock compensation expense in the twenty-six weeks ended July 3, 2004.

NET OTHER EXPENSE

Net other expense was $1.0 million for the thirteen weeks ended July 3, 2004, compared to $0.8 million for the thirteen weeks ended June 28, 2003; and was $1.7 million for the twenty-six weeks ended July 3, 2004 and June 28, 2003. The primary component of the expense in each of these periods was interest expense, which was $1.1 million for the thirteen weeks ended July 3, 2004 compared to $0.8 million for the thirteen weeks ended June 28, 2003; and was $2.0 million for the twenty-six weeks ended July 3, 2004 compared to $1.6 million for the twenty-six weeks ended June 28, 2003. The average daily debt outstanding increased in the thirteen and twenty-six weeks ended July 3, 2004 compared to the thirteen and twenty-six weeks ended June 28, 2003 primarily due to repurchases of our common stock, the impact of which was offset in part by a reduction in our borrowing rates under our credit facility.

PROVISION FOR INCOME TAXES

The effective tax rate for the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003 was 39.5%. We have provided and expect to continue to provide in 2004 a valuation allowance against the deferred tax asset for our international operations. The valuation allowance has been considered in establishing the 39.5% effective tax rate. As a result, it is anticipated that our effective tax rate for 2004 will be approximately 39.5%. We re-evaluate our effective tax rate on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

We have consistently generated positive cash flow from operations. Specifically, over the last three fiscal years we have generated a total cash flow of approximately $292 million, including approximately $113 million in 2003. These amounts have exceeded net income in the last three fiscal years due to two factors. First, we have incurred non-cash charges for depreciation and amortization. Second, income tax expense has significantly exceeded taxes actually paid owing to the tax deduction that we continue to utilize that arose from the 1998 recapitalization. This tax deduction is expected to continue to provide an annual cash benefit for the next ten years. On an annual basis, this results in tax savings of approximately $11.7 million per year through 2013 assuming sufficient income to realize the full benefit of this deduction. These internally generated cash flows have been sufficient to fund necessary capital expenditures for our expansion plans and other working capital needs.

Cash and cash equivalents as of July 3, 2004 decreased by $31.7 million compared to January 3, 2004. This decrease was due primarily to cash used in operating activities of $13.3 million, which includes total payments of $28.0 million of corporate income taxes for fiscal 2003 and fiscal 2004. Capital expenditures for the twenty-six weeks ended July 3, 2004 were $9.8 million, primarily related to the capital requirements to open 33 new stores as well as investments in information systems and supply chain operations. On June 7, 2004, we acquired substantially all of the assets of GBI Marketing, Inc. (“GBI”), a privately owned and operated distributor of selected gift products, including Yankee Candle® products, to fundraising organizations. The total cash purchase price was approximately $11.5 million. Net cash provided by financing activities was $3.2 million for the twenty-six weeks ended July 3, 2004, which includes net borrowings of $71.2 million under our credit facility used to fund operations and repurchase common stock.

On February 18, 2004, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100 million of Yankee Candle common stock. During the fiscal 2004 second quarter ended July 3, 2004 we repurchased a total of 1,704,000 shares of common stock for an aggregate purchase price of $48.8 million. On a cumulative basis during fiscal 2004, we have repurchased a total of 2,510,100 shares of our common stock for an aggregate purchase price of $71.6 million.

We opened 33 new stores during the twenty-six weeks ended July 3, 2004, and we expect to open approximately 12 to 15 additional stores during the last two quarters of fiscal 2004. We expect to meet our cash requirements through a combination of available cash, operating cash flow and borrowings under our credit facility.

On May 19, 2004, we entered into a new $200 million senior unsecured revolving credit facility (the “Credit Facility”) with Citizens Bank of Massachusetts and a syndicate of lenders. This new Credit Facility has two Tranches, a $150 million Tranche (“Tranche A”) that expires on May 19, 2007 and a $50 million Tranche (“Tranche B”) that expires on May 18, 2005. The new Credit Facility replaced the $150 million revolving credit facility that was scheduled to expire on July 7, 2004. This new Credit Facility will be used by us for, among other things, working capital, refinancing existing debt, letters of credit, repurchase of our common stock and other general corporate purposes. As a result of refinancing our existing debt, all of our debt has been classified as long term as of July 3, 2004.

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at our option, the Citizens Bank Base Rate, or Eurodollar Rate. Eurodollar borrowings under Tranche A of the Credit Facility include a margin rate ranging from 0.70% to 1.00% and borrowings under Tranche B include a margin rate ranging from 0.75% to 1.05%. These rates vary depending on our outstanding borrowings. In addition, we are required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount. The commitment fee under Tranche A ranges from 0.15% to 0.25% and under Tranche B range from 0.10% to 0.20%. Fees for outstanding commercial and standby letters of credit range from 0.70% to 1.00%. We are also required to pay a utilization fee on the total Credit Facility of 0.125% once outstanding borrowings exceed $100 million. The Credit Facility requires that we comply with several financial and other covenants, including requirements that we maintain at the end of each fiscal quarter the following financial ratios as set forth in the credit agreement:

•	a consolidated total debt to consolidated EBITDA ratio of no more than 2.00 to 1.00 at July 3, 2004 and for subsequent fiscal quarters (at July 3, 2004 this ratio was 0.90 to 1.00 ).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 1.75 to 1.00 for fiscal 2004; no less than 2.00 to 1.00 for fiscal 2005; and no less than 2.25 to 1.00 during fiscal 2006 and thereafter (at July 3, 2004 this ratio was 4.75 to 1.00).

The Credit Facility permits the payment of cash dividends by us of up to 50% of the current fiscal year’s net income and the repurchase of our shares, so long as our Consolidated Net Worth (as defined in the Credit Facility) is not less than $75 million for the second and third quarter of fiscal 2004, $100 million plus 25% of fiscal 2004 net income. Beginning in 2005, the Consolidated Net Worth will be the $100 million plus 25% of 2004 net income, plus 25% of net income for each fiscal quarter thereafter.

As of July 3, 2004, we were in compliance with all covenants under our new credit facility. Available borrowings under the revolving credit facility were approximately $63.3 million.

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

BUSINESS ACQUISITION

On June 7, 2004, we acquired substantially all of the assets of GBI Marketing, Inc. (“GBI”), a privately owned and operated distributor of selected gift products, including Yankee Candle® products, to fundraising organizations. The total purchase price was approximately $14.5 million, $3.0 million of which is contingent and will be recorded as additional goodwill upon the achievement of certain performance objectives over the next three years. The cash purchase price was borrowed under our $200 million unsecured credit facility. Due to the proximity of the acquisition date to July 3, 2004, the allocation of the purchase price is subject to refinement. The following table provides a preliminary allocation of the purchase price for the acquired assets of GBI:

(in thousands)
Cash purchase price	$11,500
Assets acquired:
Property, plant and equipment	250
Inventory	1,000
Customer relationships	3,450
Trade name	1,960
Goodwill	4,840

$11,500

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The only off-balance sheet contractual obligations and commercial commitments as of July 3, 2004 relate to operating lease obligations and letters of credit. We have excluded these items from the balance sheet in accordance with generally accepted accounting principles.

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

We have never paid a cash dividend on our common stock as a public company. Instead, we have retained earnings to repurchase our common stock and for the future operation of our business. Under the terms of our new credit agreement, we may not declare or pay dividends on our common stock unless our net worth exceeds $75 million for the fiscal quarter ended July 3, 2004. Although we currently meet this requirement, we have no current plan to pay dividends. However, we intend to periodically evaluate the advisability of a dividend program. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, our financial condition, contractual and legal restrictions, and other factors deemed relevant by our board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. We bear this risk in our outstanding bank debt. At July 3, 2004, there was $136.4 million of bank debt outstanding. Because this bank debt carries a variable interest rate pegged to market indices, our results of operations and cash flows are exposed to changes in interest rates. Based on July 3, 2004 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $1.3 million additional annual pre-tax charge or credit to the statements of income.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on July 3, 2004 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the annual statements of income.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 3, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of July 3, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by us of our common stock during the twenty-six weeks ended July 3, 2004.

			Total Number of Shares	Remaining Funds Available
			Purchased as Part of	to Repurchase Shares
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	or Programs
1/4/04-2/7/04	—	$—	—	$100,000,000
2/8/04-3/6/04	500,200	28.52	500,200	$85,734,296
3/7/04-4/3/04	305,900	28.05	305,900	$77,153,659
4/4/04-5/8/04	—	—	—	$77,153,659
5/9/04-6/5/04	866,500	27.45	866,500	$53,368,234
6/6/04-7/3/04	837,500	29.84	837,500	$28,377,234

Total	2,510,100	$28.53	2,510,100

(1) All repurchases by us of our common stock during the twenty-six weeks ended July 3, 2004 were done pursuant to the repurchase program that we publicly announced on February 18, 2004 (the “Program”).

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

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

At our 2004 Annual Meeting of Stockholders held on June 16, 2004, our stockholders elected Messrs. Dale F. Frey, Michael F. Hines and Ronald L. Sargent to serve as Class II Directors of the Company for a term of three years or until their respective successors are duly elected and qualified. According to the report by the Inspector of Elections, Messrs. Frey, Hines and Sargent were elected by the following vote:

Nominee	Votes For	Votes Withheld
Dale F. Frey	47,553,462	259,426
Michael F. Hines	47,556,121	256,767
Ronald L. Sargent	47,298,921	513,967

In addition to the above Directors, the following individuals currently serve as members of the Board of Directors: Sandra J. Horbach, Jamie C. Nicholls, Robert J. O’Connell, Michael B. Polk, Craig W. Rydin, Robert R. Spellman, Doreen A. Wright.

Stockholders also ratified the selection by the Audit Committee of our Board of Directors of Deloitte & Touche LLP as our independent auditor for the current fiscal year by a vote of 47,647,495 in favor, 152,066 opposed and 513,967 abstaining.

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.14	Form of Credit Agreement among The Yankee Candle Company, Inc., Citizens Bank of Massachusetts, as sole administrative agent, and the banks and other financial institutions party thereto.

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2004.

31.2	Certification of Robert R. Spellman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2004.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 9, 2004.

32.2	Certification of Robert R. Spellman Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 9, 2004.

(b)	Reports on Form 8-K

We furnished a current report on Form 8-K dated April 28, 2004 pursuant to which we furnished, under Items 7 and 9, our earnings release for the period ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.

/s/ Robert R. Spellman

Date: August 9, 2004	By: Robert R. Spellman
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)