Form 10-Q
period 2004-10-02
YANKEE CANDLE CO INC
filed 2004-10-29
CIK 1084242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:       October 2, 2004

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

Yes ☒ No ☐

The registrant had 47,725,222 shares of Common Stock, par value $0.01, outstanding as of October 28, 2004.

THE YANKEE CANDLE COMPANY, INC.

FORM 10-Q – Quarter Ended October 2, 2004

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

PART I. Financial Information

Item 1. Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 2,	January 3,
	2004	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,822	$40,730
Accounts receivable, net	49,434	24,251
Inventory	64,931	42,186
Prepaid expenses and other current assets	10,124	6,608
Deferred tax assets	3,128	3,128

TOTAL CURRENT ASSETS	138,439	116,903
PROPERTY, PLANT AND EQUIPMENT-NET	115,554	114,774
MARKETABLE SECURITIES	1,558	1,604
DEFERRED FINANCING COSTS	528	588
DEFERRED TAX ASSETS	86,291	100,346
OTHER ASSETS	10,049	466

TOTAL ASSETS	$352,419	$334,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,790	$23,527
Accrued payroll	12,341	13,348
Accrued income taxes	917	22,025
Other accrued liabilities	13,995	15,168
Current portion of long-term debt	10,000	65,000

TOTAL CURRENT LIABILITIES	66,043	139,068
DEFERRED COMPENSATION OBLIGATION	1,420	1,525
LONG TERM DEBT – Less current portion	136,436	—
DEFERRED RENT	4,669	3,815
STOCKHOLDERS’ EQUITY	143,851	190,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$352,419	$334,681

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks		For the Thirty-Nine Weeks
	Ended		Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Sales	$127,913	$114,134	$335,340	$303,580
Cost of sales	54,906	49,906	146,172	135,203

Gross profit	73,007	64,228	189,168	168,377
Selling expenses	31,814	28,653	89,428	80,192
General and administrative expenses	13,862	12,146	39,414	36,272

Income from operations	27,331	23,429	60,326	51,913
Interest income	—	(2)	(7)	(29)
Interest expense	1,093	873	3,062	2,474
Other expense (income)	118	(19)	(109)	144

Income before provision for income taxes	26,120	22,577	57,380	49,324
Provision for income taxes	10,317	8,918	22,665	19,483

Net income	$15,803	$13,659	$34,715	$29,841

Basic earnings per share	$0.33	$0.26	$0.71	$0.55

Diluted earnings per share	$0.33	$0.26	$0.70	$0.55

Weighted average shares:
Basic	47,959	52,940	49,179	53,813

Diluted	48,316	53,357	49,560	54,264

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 2,	September 27,
	2004	2003
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$34,715	$29,841
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,001	13,987
Unrealized gain on marketable securities	(33)	(196)
Stock-based compensation expense	957	492
Deferred taxes	14,054	9,000
Loss on disposal of fixed assets	608	136
Changes in assets and liabilities:
Accounts receivable, net	(25,158)	(14,951)
Inventory	(21,720)	(20,537)
Prepaid expenses and other assets	(3,951)	(2,375)
Accounts payable	5,261	5,951
Accrued expenses and other liabilities	(22,542)	(17,600)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,808)	3,748

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(15,975)	(15,182)
Investments in marketable securities	(370)	(259)
Proceeds from sale of property and equipment	7	252
Proceeds from sale of marketable securities	450	—
Business acquisition	(11,500)	—

NET CASH USED IN INVESTING ACTIVITIES	(27,388)	(15,189)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements and other	100,428	73,367
Repurchases of common stock	(86,611)	(73,743)
Principal payments on long-term debt	(19,000)	(24,000)
Net proceeds from issuance of common stock	4,465	992

NET CASH USED IN FINANCING ACTIVITIES	(718)	(23,384)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6	26

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,908)	(34,799)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,730	43,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,822	$8,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,576	$1,252

Income taxes	$28,643	$28,253

Purchase of equipment by assumption of capital lease	$—	$35

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

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended January 3, 2004 included in the Company’s Annual Report on Form 10-K.

2. INVENTORIES

The components of inventory were as follows:

	October 2,	January 3,
	2004	2004
	(in thousands)
Finished goods	$56,285	$37,537
Work-in-process	827	975
Raw materials and packaging	9,377	4,487

	66,489	42,999
Less LIFO adjustment	(1,558)	(813)

	$64,931	$42,186

3. INCOME TAXES

The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003 was 39.5%. The Company has provided and expects to continue to provide in fiscal 2004 a valuation allowance against the deferred tax asset for its international operations. The valuation allowance has been considered in establishing the 39.5% effective tax rate. Management re-evaluates the Company’s effective tax rate on a quarterly basis.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
	(in thousands)
Basic	47,959	52,940	49,179	53,813
Add:
Shares issuable pursuant to stock option grants	357	417	381	451

Diluted	48,316	53,357	49,560	54,264

For the thirteen and thirty-nine weeks ended October 2, 2004, 56,000 and 38,000 potential common shares which could dilute basic earnings per share in the future were excluded, respectively, since their inclusion would have been anti-dilutive. There were no anti-dilutive securities for the thirteen weeks ended September 27, 2003. For the thirty-nine weeks ended September 27, 2003, 497,000 potential common shares which could dilute basic earnings per share in the future were excluded.

5. STOCK BASED COMPENSATION

The Company sponsors stock option plans. Prior to the third quarter of fiscal 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective in the third quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. These are being expensed over the vesting period based on the fair value at the date of the grant. The adoption of the fair value method of accounting for stock-based compensation resulted in a charge of $0.4 million and $1.0 million for the thirteen and thirty-nine weeks ended October 2, 2004, respectively. Stock-based compensation expense for the thirteen and thirty-nine weeks ended September 27, 2003 was $0.4 million.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)
Net income, as reported	$15,803	$13,659	$34,715	$29,841
Add: Employee stock compensation recorded under Opinion No. 25	—	22	—	65
Deduct: Total stock based employee compensation expense determined under fair value based method for awards granted prior to 2003, net of related tax effects	282	364	847	1,092

Pro forma net income	$15,521	$13,317	$33,868	$28,814

Earnings per share:
Basic-as reported	$0.33	$0.26	$0.71	$0.55
Basic-pro forma	$0.32	$0.25	$0.69	$0.54
Weighted average basic shares outstanding	47,959	52,940	49,179	53,813
Diluted-as reported	$0.33	$0.26	$0.70	$0.55
Diluted-pro forma	$0.32	$0.25	$0.68	$0.53
Weighted average diluted shares outstanding	48,316	53,357	49,560	54,264

The following weighted-average assumptions were used to compute the pro forma results of operations for fiscal 2004 and 2003 and the stock option expense that was recorded in the Condensed Consolidated Statements of Income in the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003, respectively.

	2004	2003
Volatility	23%	44%
Dividend yield	0%	0%
Risk free interest rate	3.25%	2.85%
Expected lives	4 years	4 years

6. STOCK REPURCHASE PROGRAM

On February 18, 2004, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $100 million of Yankee Candle common stock. During the thirteen and thirty-nine weeks ended October 2, 2004, the Company repurchased a total of 517,700 and 3,027,800 shares of common stock for an aggregate purchase price of $15.0 million and $86.6 million, respectively. During the thirteen and thirty-nine weeks ended September 27, 2003, under a separate authorization from the Board of Directors, the Company repurchased a total of 2,727,800 and 3,153,900 shares of common stock for an aggregate purchase price of $63.9 million and $73.7 million, respectively.

7. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the “CEO”) currently reviews the results of the Company’s businesses. The Company has two reportable segments — retail and wholesale. The identification of these segments results from management’s recognition that while the product sold is similar, the type of customer for the product and services and methods used to distribute the product are different.

	(in thousands)
				Balance per
Thirteen Weeks			Unallocated/	Condensed
Ended			Corporate/	Consolidated
October 2, 2004	Retail	Wholesale	Other	Statements of Income
Sales	$54,597	$73,316	$—	$127,913
Gross Profit	37,501	35,506	—	73,007
Income from operations	10,042	31,151	(13,862)	27,331
Other expense	—	—	(1,211)	(1,211)
Income before provision for income taxes	—	—	—	26,120

				Balance per
Thirteen Weeks			Unallocated/	Condensed
Ended			Corporate/	Consolidated
September 27, 2003	Retail	Wholesale	Other	Statements of Income
Sales	$51,323	$62,811	$—	$114,134
Gross Profit	34,807	29,421	—	64,228
Income from operations	9,472	26,103	(12,146)	23,429
Other expense	—	—	(852)	(852)
Income before provision for income taxes	—	—	—	22,577

				Balance per
Thirty-Nine Weeks			Unallocated/	Condensed
Ended			Corporate/	Consolidated
October 2, 2004	Retail	Wholesale	Other	Statements of Income
Sales	$148,615	$186,725	$—	$335,340
Gross Profit	100,066	89,102	—	189,168
Income from operations	21,560	78,180	(39,414)	60,326
Other expense	—	—	(2,946)	(2,946)
Income before provision for income taxes	—	—	—	57,380

				Balance per
Thirty-Nine Weeks			Unallocated/	Condensed
Ended			Corporate/	Consolidated
September 27, 2003	Retail	Wholesale	Other	Statements of Income
Sales	$140,604	$162,976	$—	$303,580
Gross Profit	93,164	75,213	—	168,377
Income from operations	21,560	66,625	(36,272)	51,913
Other expense	—	—	(2,589)	(2,589)
Income before provision for income taxes	—	—	—	49,324

8. RESTRUCTURING RESERVE

A restructuring charge for $8 million was recorded in fiscal 2001 to record costs associated with the Company’s decision to consolidate and restructure its distribution and manufacturing operations. The Company closed its Utah distribution facility and restructured its distribution and manufacturing work-force during 2001. Included in the restructuring charge were severance and other employee related costs, $2.1 million of a non-cash write-down of non- recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expenses for abandoned facilities, net of anticipated sub-lease income. As a result of this consolidation and restructuring, the Company terminated approximately 450 manufacturing and logistics employees. An analysis of the activity within the remaining restructuring reserve was as follows at October 2, 2004:

	For the thirteen weeks ended			For the thirteen weeks ended		For the thirteen weeks ended
	April 3, 2004			July 3, 2004		October 2, 2004
(in thousands)
	Accrued as of		Accrued as of		Accrued as of		Accrued as of
	January 3, 2004	Costs paid	April 3, 2004	Costs paid	July 3, 2004	Costs paid	October 2, 2004
Occupancy	$796	$60	$736	$84	$652	$54	$598

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company’s option, the Citizens Bank Base Rate, or Eurodollar Rate. Eurodollar borrowings under Tranche A of the Credit Facility include a margin rate ranging from 0.70% to 1.00% and borrowings under Tranche B include a margin rate ranging from 0.75% to 1.05%. These rates vary depending on the Company’s outstanding borrowings. In addition, the Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount. The commitment fee under Tranche A ranges from 0.15% to 0.25% and under Tranche B range from 0.10% to 0.20%. Fees for outstanding commercial and standby letters of credit range from 0.70% to 1.00%. The Company is also required to pay a utilization fee on the total Credit Facility of 0.125% once outstanding borrowings exceed $100 million. The Credit Facility requires that the Company comply with several financial and other covenants, including requirements that the Company maintain at the end of each fiscal quarter the following financial ratios as set forth in the credit agreement:

•	a consolidated total debt to consolidated EBITDA ratio of no more than 2.00 to 1.00 at October 2, 2004 and for subsequent fiscal quarters (at October 2, 2004 this ratio was 0.94 to 1.00 ).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 1.75 to 1.00 for fiscal 2004; no less than 2.00 to 1.00 for fiscal 2005; and no less than 2.25 to 1.00 for fiscal 2006 and thereafter (for the thirteen weeks ended October 2, 2004 this ratio was 4.74 to 1.00 ).

The Credit Facility permits the payment of cash dividends by the Company of up to 50% of the current fiscal year’s net income and the repurchase of the Company’s shares, so long as the Company’s Consolidated Net Worth (as defined in the Credit Facility) is not less than $75 million as of the end of the second and third quarters of fiscal 2004 and $100 million plus 25% of fiscal 2004 net income for the year ended January 2, 2005. For fiscal 2005, the Company’s Consolidated Net Worth cannot be less than $100 million plus 25% of 2004 net income, plus 25% of net income for each fiscal quarter thereafter.

At October 2, 2004, the Company had $0.4 million of outstanding letters of credit and available borrowings of $53.2 million under the revolving credit facility.

10. BUSINESS ACQUISITION

On June 7, 2004, the Company acquired substantially all of the assets of GBI Marketing, Inc. (“GBI”), a privately owned and operated distributor of selected gift products, including Yankee Candle® products, to fundraising organizations. The total purchase price was approximately $14.5 million, $3.0 million of which is contingent and will be recorded as additional goodwill upon the achievement of certain performance objectives over the next three years. The cash purchase price was borrowed under the Company’s $200 million unsecured credit facility. The following table provides an allocation of the purchase price for the acquired assets of GBI:

(in thousands)
Cash purchase price	$11,500
Assets acquired:
Property, plant and equipment	250
Non-compete agreements	790
Inventory	1,000
Customer relationships	3,160
Trade name	1,960
Goodwill	4,340

Total allocation	$11,500

The customer relationship and non-compete agreements assets are being amortized over their useful lives of four years. Amortization expense, related to the customer relationships and non-compete agreements, for the thirteen and thirty-nine weeks ended October 2, 2004 was $0.3 million. The Company anticipates recording amortization expense of $0.3 million in the fourth quarter of fiscal 2004, $1.0 million for each of the fiscal years 2005, 2006, 2007 and $0.4 million for fiscal 2008. The Company plans to operate a fundraising division using the name GBI Marketing (the “GBI Division”) and, accordingly, the trade name is deemed to have an indefinite life and will not be amortized but will be subject to an annual impairment test. For segment reporting purposes, the GBI Division is included in the Wholesale segment. The GBI Division’s results of operations were immaterial to the Company’s operations during the thirteen and thirty-nine weeks ended October 2, 2004. Historical pro forma results of operations have not been provided due to immateriality.

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

Taxes

We have a significant deferred tax asset recorded on our balance sheet. This asset arose at the time of our recapitalization in 1998 and is a future tax benefit for us. The realization of this future tax benefit is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this benefit in the future, we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

Restructuring reserve

In fiscal 2001, we closed our distribution facility in Utah, recorded a restructuring charge and established a reserve for future expenses related to the restructuring. Part of the restructuring charge related to the lease commitment that we have through fiscal 2005. In connection with the restructuring, we did not record the entire lease commitment as a liability because we believed we would be able to sublet the facility. During the second quarter of fiscal 2002, we were successful in subletting the facility for the remaining lease term. If the facility were to be vacated by the current tenant in breach of its sublease, this would negatively affect our results of operations and cash flows.

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

Stock based compensation

Effective in fiscal 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation.” Under the prospective transition method selected by us, as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. Fair value is determined based on a variety of factors, all of which are estimates subject to judgment. Changes in estimated lives of options, risk free interest rates or exercise patterns could impact our results of operations. We recorded a charge of approximately $0.4 million and $1.0 million for the thirteen and thirty-nine weeks ended October 2, 2004. Stock-based compensation expense for the thirteen and thirty-nine weeks ended September 27, 2003 was $0.4 million.

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

RESULTS OF OPERATIONS – Thirteen and Thirty-Nine weeks ended October 2, 2004 versus September 27, 2003

SALES

Sales increased 12.1% to $127.9 million for the thirteen weeks ended October 2, 2004 from $114.1 million for the thirteen weeks ended September 27, 2003; and increased 10.5% to $335.3 million for the thirty-nine weeks ended October 2, 2004 from $303.6 million for the thirty-nine weeks ended September 27, 2003.

Wholesale sales, including European operations, increased 16.7% to $73.3 million for the thirteen weeks ended October 2, 2004 from $62.8 million for the thirteen weeks ended September 27, 2003; and increased 14.6% to $186.7 million for the thirty-nine weeks ended October 2, 2004 from $163.0 million for the thirty-nine weeks ended September 27, 2003. The growth for the thirteen weeks ended October 2, 2004 was achieved primarily from sales to wholesale locations opened during the last 12 months and to a lesser extent by increasing sales to wholesale locations in operation prior to September 27, 2003. The growth for the thirty-nine weeks ended October 2, 2004 was achieved primarily by increasing sales to existing customers and to a lesser extent from sales to wholesale locations opened during the last 12 months.

Retail sales increased 6.4% to $54.6 million for the thirteen weeks ended October 2, 2004 from $51.3 million for the thirteen weeks ended September 27, 2003; and increased 5.7% to $148.6 million for the thirty-nine weeks ended October 2, 2004 from $140.6 million for the thirty-nine weeks ended September 27, 2003. The increase in retail sales for the thirteen weeks ended October 2, 2004 compared to the prior year period was due primarily to the addition of new stores opened in 2004 and to a lesser extent increased sales in the 49 stores opened in 2003. The increase in retail sales for the thirty-nine weeks ended October 2, 2004 compared to the prior year period was due primarily to increased sales in the 49 stores opened in 2003 (which in 2003 were open for less than a full year), and to a lesser extent to the addition of new stores opened in 2004. The increase in retail sales for the thirteen and thirty-nine weeks ended October 2, 2004 was partially offset by a decrease in retail comparable store and catalog and internet sales. Comparable store and catalog and internet sales for the thirteen and thirty-nine weeks ended October 2, 2004 decreased 6.0% and 5.0% compared to the thirteen and thirty-nine weeks ended September 27, 2003, respectively. Retail comparable store sales for the thirteen and thirty-nine weeks ended October 2, 2004 decreased 6.0% and 4.0% compared to the thirteen and thirty-nine weeks ended September 27, 2003, respectively. The primary factor contributing to the decrease in comparable store sales was a decline in our retail store traffic. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the first fiscal period that begins after the first full year of operation. There were 275 stores included in the comparable store base as of October 2, 2004, and 42 of these stores were included for less than a full year. There were 334 retail stores open as of October 2, 2004 compared to 282 retail stores open as of September 27, 2003 and 286 retail stores open as of January 3, 2004.

GROSS PROFIT

Gross profit increased 13.7% to $73.0 million for the thirteen weeks ended October 2, 2004 from $64.2 million for the thirteen weeks ended September 27, 2003; and increased 12.3% to $189.2 million for the thirty-nine weeks ended October 2, 2004 from $168.4 million for the thirty-nine weeks ended September 27, 2003. As a percentage of sales, gross profit increased to 57.1% for the thirteen weeks ended October 2, 2004 from 56.3% for the thirteen weeks ended September 27, 2003; and increased to 56.4% for the thirty-nine weeks ended October 2, 2004 from 55.5% for the thirty-nine weeks September 27, 2003. The increase in gross profit dollars was primarily attributable to an increase in sales. The improvement in gross profit rate for the thirteen and thirty-nine weeks ended October 2, 2004 compared to the prior year periods was primarily the result of improved productivity in supply chain operations and the benefit of cost reduction initiatives.

SELLING EXPENSES

Selling expenses increased 11.0% to $31.8 million for the thirteen weeks ended October 2, 2004 from $28.7 million for the thirteen weeks ended September 27, 2003; and increased 11.5% to $89.4 million for the thirty-nine weeks ended October 2, 2004 from $80.2 million for the thirty-nine weeks ended September 27, 2003. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses decreased to 24.9% for the thirteen weeks ended October 2, 2004 from 25.1% for the thirteen weeks ended September 27, 2003; and increased to 26.7% for the thirty-nine weeks ended October 2, 2004 from 26.4% for the thirty-nine weeks ended September 27, 2003. The increase in selling expenses in dollars for the thirteen and thirty-nine weeks ended October 2, 2004 was primarily related to the continued growth in the number of retail stores, from 282 as of September 27, 2003 to 334 as of October 2, 2004. The decrease in selling expenses as a percentage of sales for the thirteen weeks ended October 2, 2004 was primarily related to the Company’s leveraging of these expenses over a larger sales base. The increase in selling expenses as a percentage of sales for the thirty-nine weeks ended October 2, 2004 was primarily related to the decline in comparable store sales since the fixed components of labor and occupancy do not decrease with negative retail comparable store sales.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $31.2 million, or 42.5% of wholesale sales, for the thirteen weeks ended October 2, 2004 compared to $26.1 million, or 41.6% of wholesale sales, for the thirteen weeks ended September 27, 2003. Segment profitability for our wholesale operations, including Europe, was $78.2 million, or 41.9% of wholesale sales, for the thirty-nine weeks ended October 2, 2004 compared to $66.6 million, or 40.9% of wholesale sales, for the thirty-nine weeks ended September 27, 2003. The increase in wholesale segment profitability for the thirteen and thirty-nine weeks ended October 2, 2004 was primarily attributable to increased wholesale sales and increased wholesale gross profit dollars and rate. Segment profitability for the Company’s retail operations was $10.0 million or 18.4% of retail sales for the thirteen weeks ended October 2, 2004 compared to $9.5 million or 18.5% of retail sales for the thirteen weeks ended September 27, 2003. Segment profitability for the Company’s retail operations was $21.6 million or 14.5% of retail sales for the thirty-nine weeks ended October 2, 2004 compared to $21.6 million or 15.3% of retail sales for the thirty-nine weeks ended September 27, 2003. The increase in retail segment profitability in dollars for the thirteen weeks ended October 2, 2004 was primarily attributable to an increase in sales and the leveraging of selling expenses over a larger sales base. The decrease in retail segment profitability as a percentage of sales for the thirteen and thirty-nine weeks ended October 2, 2004 was primarily due to decreased profitability in our catalog and internet operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 14.1% to $13.9 million for the thirteen weeks ended October 2, 2004 from $12.1 million for the thirteen weeks ended September 27, 2003; and increased 8.7% to $39.4 million for the thirty-nine weeks ended October 2, 2004 from $36.3 million for the thirty-nine weeks ended September 27, 2003. As a percentage of sales, general and administrative expenses increased to 10.8% for the thirteen weeks ended October 2, 2004 from 10.6% for the thirteen weeks ended September 27, 2003; and decreased to 11.8% for the thirty-nine weeks ended October 2, 2004 from 12.0% for the thirty-nine weeks ended September 27, 2003. The increase in general and administrative expense in dollars and as a percentage of sales for the thirteen weeks ended October 2, 2004 compared to the thirteen weeks ended September 27, 2003 was primarily attributable to labor costs. The increase in labor costs was due primarily to new-hires made subsequent to the third quarter of 2003. The increase in general and administrative expense in dollars for the thirty-nine weeks ended October 2, 2004 compared to the thirty-nine weeks ended September 27, 2003 was also primarily attributable to labor costs associated with new hires made subsequent to the third quarter of 2003. The increase in general and administrative expense for the thirty-nine weeks ended October 2, 2004 compared to the thirty-nine weeks ended September 27, 2003 was also due to an increase in stock option expense. The decrease in general and administrative expense as a percentage of sales for the thirty-nine weeks ended October 2, 2004 compared to the thirty-nine weeks ended September 27, 2003 was primarily due to the Company’s leveraging of these expenses over a larger sales base.

NET OTHER EXPENSE

Net other expense was $1.2 million for the thirteen weeks ended October 2, 2004, compared to $0.9 million for the thirteen weeks ended September 27, 2003; and was $2.9 million for the thirty-nine weeks ended October 2, 2004 compared to $2.6 million for the thirty-nine weeks ended September 27, 2003. The primary component of the expense in each of these periods was interest expense, which was $1.1 million for the thirteen weeks ended October 2, 2004 compared to $0.9 million for the thirteen weeks ended September 27, 2003; and was $3.1 million for the thirty-nine weeks ended October 2, 2004 compared to $2.5 million for the thirty-nine weeks ended September 27, 2003. The average daily debt outstanding increased in the thirteen and thirty-nine weeks ended October 2, 2004 compared to the thirteen and thirty-nine weeks ended September 27, 2003 primarily due to repurchases of our common stock. The impact of the higher average debt outstanding was offset in part by a reduction in borrowing rates under our credit facility.

PROVISION FOR INCOME TAXES

The effective tax rate for the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003 was 39.5%. We have provided and expect to continue to provide in 2004 a valuation allowance against the deferred tax asset for our international operations. The valuation allowance has been considered in establishing the 39.5% effective tax rate. As a result, it is anticipated that our effective tax rate for 2004 will be approximately 39.5%. We re-evaluate our effective tax rate on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

We have consistently generated positive cash flow from operations. Specifically, over the last three fiscal years we have generated a total cash flow of approximately $292 million, including approximately $113 million in 2003. These amounts have exceeded net income in the last three fiscal years presented due to two factors. First, we have incurred non-cash charges for depreciation and amortization. Second, income tax expense has significantly exceeded taxes actually paid owing to the tax deduction that we continue to utilize that arose from the 1998 recapitalization. This tax deduction is expected to continue to provide an annual cash benefit for the next ten years. On an annual basis, this results in tax savings of approximately $11.7 million per year through 2013 assuming sufficient income to realize the full benefit of this deduction. These internally generated cash flows have been sufficient to fund necessary capital expenditures for our expansion plans and other working capital needs.

Cash and cash equivalents as of October 2, 2004 decreased by $29.9 million compared to January 3, 2004. Cash used in operating activities was $1.8 million, which includes total payments of $28.6 million of corporate income taxes for fiscal 2003 and fiscal 2004. Capital expenditures for the thirty-nine weeks ended October 2, 2004 were $16.0 million, primarily related to the capital requirements to open 49 new stores as well as investments in information systems and supply chain operations. On June 7, 2004, we acquired substantially all of the assets of GBI Marketing, Inc., a privately owned and operated distributor of selected gift products, including Yankee Candle® products, to fundraising organizations. The total cash purchase price was approximately $11.5 million. Net cash used in financing activities was $0.7 million for the thirty-nine weeks ended October 2, 2004, which includes net borrowings of $81.4 million under our credit facility used to fund operations and repurchase common stock.

On February 18, 2004, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100 million of Yankee Candle common stock. During the thirteen weeks ended October 2, 2004 we repurchased a total of 517,700 shares of common stock for an aggregate purchase price of $15.0 million. On a cumulative basis during fiscal 2004 we have repurchased a total of 3,027,800 shares of our common stock for an aggregate purchase price of $86.6 million.

We opened 49 new stores and closed one underperforming store during the thirty-nine weeks ended October 2, 2004. The new store openings included two Old Farmer’s Almanac test concept stores; and we expect to open approximately six additional stores during the last quarter of fiscal 2004. We expect to meet our cash requirements through a combination of available cash, operating cash flow and borrowings under our credit facility.

On May 19, 2004, we entered into a new $200 million senior unsecured revolving credit facility (the “Credit Facility”) with Citizens Bank of Massachusetts and a syndicate of lenders. See Note 9 for a description of its terms.

As of October 2, 2004 we were in compliance with all covenants under our new credit facility. We had $0.4 million of outstanding letters of credit and available borrowings of $53.2 million under the revolving credit facility.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The only off-balance sheet contractual obligations and commercial commitments as of October 2, 2004 relate to operating lease obligations and letters of credit. We have excluded these items from the balance sheet in accordance with generally accepted accounting principles.

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

We expect that, as we grow, it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower operating margins than our wholesale sales. Our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. We cannot assure you that we can continue to grow at a rate comparable to our short or long-term historic growth rates or that our historic financial performance will continue as we grow.

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

Our results depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the September 11, 2001 terrorist attacks on the United States and the outbreak of the war in Iraq or which may follow further terrorist attacks. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

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

Approximately 74% of our sales in fiscal 2003 were generated by products we manufacture at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

We have never paid a cash dividend on our common stock as a public company. Instead, we have retained earnings to repurchase our common stock and for the future operation of our business. Under the terms of our new credit agreement, we may not declare or pay dividends on our common stock unless our net worth exceeds $75 million for the fiscal quarter ended October 2, 2004. Although we currently meet this requirement, we have no current plan to pay dividends. However, we intend to periodically evaluate the advisability of a dividend program. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, our financial condition, contractual and legal restrictions, and other factors deemed relevant by our board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. We bear this risk in our outstanding bank debt. At October 2, 2004, there was $146.4 million of bank debt outstanding. Because this bank debt carries a variable interest rate pegged to market indices, our results of operations and cash flows are exposed to changes in interest rates. Based on October 2, 2004 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $1.4 million additional annual pre-tax charge or credit to the statements of income.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on October 2, 2004 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the annual statements of income.

We buy a variety of raw materials for inclusion in our products. The only raw material that we consider to be of a commodity nature is wax. Wax is a petroleum-based product, which suggests that its market price might fluctuate proportionately with the movement of oil prices. However, its market price has not historically fluctuated with the movement of oil prices, but has instead generally moved with inflation over the past five years. We estimate that a 10% increase in the price we pay for wax would reduce the gross margin on our manufactured candle products by approximately 0.20% if we did not increase our retail selling prices.

At this point in time, our operations outside of the United States are immaterial. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 2, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of October 2, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the thirty-nine weeks ended October 2, 2004.

				Remaining Funds
			Total Number of Shares	Available to
			Purchased as Part of	Repurchase Shares
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	or Programs
1/4/04-2/7/04	—	—	—	$100,000,000
2/8/04-3/6/04	500,200	$28.52	500,200	$85,734,296
3/7/04-4/3/04	305,900	28.05	305,900	$77,153,801
4/4/04-5/8/04	—	—	—	$77,153,801
5/9/04-6/5/04	866,500	27.45	866,500	$53,368,376
6/6/04-7/3/04	837,500	29.84	837,500	$28,377,376
7/4/04-8/7/04	338,000	29.55	338,000	$18,389,476
8/8/04-9/4/04	—	—	—	$18,389,476
9/5/04-10/2/04	179,700	27.82	179,700	$13,390,222

Total	3,027,800	$28.60	3,027,800

(1) All repurchases by us of our common stock during the thirty-nine weeks ended October 2, 2004 were done pursuant to the repurchase program that we publicly announced on February 18, 2004 (the “Program”).

(2) Our Board of Directors approved the repurchase of up to $100,000,000 of our common stock pursuant to the Program. There is currently no expiration date for the Program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have reached the $100,000,000 threshold.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

(a) Exhibits

10.15	Management Incentive Plan for the 2004 Fiscal Year For Executive Committee Members — Corporate.

10.16	Management Incentive Plan for the 2004 Fiscal Year For Executive Committee Members — Business Unit.

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated October 29, 2004.

31.2	Certification of Robert R. Spellman Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated October 29, 2004.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated October 29, 2004.

32.2	Certification of Robert R. Spellman Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated October 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.

/s/ Robert R. Spellman

Date: October 29, 2004	By: Robert R. Spellman
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)