Form 10-K
period 2005-01-01
YANKEE CANDLE CO INC
filed 2005-03-15
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).     Yes ☑          No ☐
      Based on the closing sale price of $29.01 per share on July 2, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $1,398,392,470.
      On March 7, 2005 there were outstanding 46,391,848 shares of the Registrant’s Common Stock.
      Documents incorporated by reference (to the extent indicated herein):
      Registrant’s proxy statement (specified portions) with respect to the annual meeting of stockholders to be held on June 2, 2005 are incorporated into Part III.

      This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein, including without limitation statements to the effect that The Yankee Candle Company, Inc. and its subsidiaries (“Yankee Candle”, the “Company”, “we”, and “us”) or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions that relate to prospective events or developments should be considered forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operating Results.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business
      We are the leading designer, manufacturer and branded marketer of premium scented candles, based on sales, in the giftware industry. We have a 35-year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. Our candle products are available in approximately 185 fragrances and include a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of coordinated candle and home décor accessories and have extended our brand into the growing premium home fragrance market segment with products such as our Housewarmer® electric home fragrancers, Yankee Candle® branded potpourri, sachets, room sprays and linen sprays, Yankee Candle Car Jars® air fresheners and Yankee Candletm Bath personal care products. We have a vertically integrated business model that enables us to manufacture and distribute high quality products, provide excellent customer service and achieve cost efficiencies.
      Our multi-channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network of approximately 15,600 stores in North America, primarily in non-mall locations, and through our growing retail store base located primarily in malls. As of January 1, 2005, we had 345 Company-owned and operated stores in 43 states. We have grown our retail store count 28% annually over the past five years and opened 60 new retail stores and closed one underperforming retail store in 2004. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts, a major tourist destination in Massachusetts. We also sell our products directly to consumers through our catalogs and our Internet web site at www.yankeecandle.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network of approximately 2,200 store locations (through our distribution center located in Bristol, England).
      Since 1999, we have experienced compound annual sales growth of 16% and compound annual pretax income growth of 20%. Each of our distribution channels has contributed to this growth. Retail, which includes our catalog and Internet business, has achieved 18% compound annual sales growth since 1999 and accounted for 51% of our $554.2 million total sales in 2004. Wholesale, which includes international operations and has generated higher segment margins than our retail channel, has achieved a 14% compound annual sales growth since 1999 and accounted for 49% of total sales in 2004. In 2004, our sales increased 9% over 2003, comprised of a 6% increase in retail sales and a 12% increase in wholesale sales. In 2004, net income increased 11% over 2003. We believe our growth was primarily based on the strength of the Yankee Candle® brand, our commitment to product quality and innovation, the efficiency of our vertically integrated manufacturing and logistics operations and the success of our multi-channel distribution strategy.
Industry Overview
      Yankee Candle operates in the domestic giftware industry, a $54.3 billion market in 2002 (latest available data), according to Unity Marketing, an independent research firm. Sub-segments within this industry in which we compete include the total candle, premium scented candle and home fragrance segments. According to Kline & Company, Inc., an international consulting firm, the domestic market for candles has grown at an approximately 2% compound annual growth rate from 1999 to 2003 to reach approximately $3.1 billion in 2003. According to Kline’s most recent home fragrance study issued in 2004, the premium scented candle segment, in which we compete, grew at an approximately 5% compound annual growth rate from 1999 to 2003. Kline has projected that the premium scented candle segment will continue to grow at a compound annual growth rate of approximately 3% from 2004 to 2008. We also compete in the growing home fragrance market segment, which according to Kline has grown at an approximately 4% compound annual growth rate from 1999 to 2003 to reach approximately $5.5 billion ($2.4 billion excluding candles).

      We expect the premium scented candle market to continue to grow more quickly than the total candle market, and the home fragrance market to grow at least as quickly as the premium scented candle market, based upon favorable industry factors, including the continued interest of consumers in home décor and branded gifting, and the year-round usage of branded scented candles as an affordable luxury.
Products
      We develop and introduce new products and fragrances throughout the year. We offer approximately 1,800 stock-keeping units (SKUs) of Yankee Candle manufactured products. Virtually all of our candle products are marketed as Yankee Candle® branded products primarily under the trade names Housewarmer®, Home Classicstm, YCtm, Stripes®, Swirlstm, Chandler’s Reservetm, Plymouth Baytm, Country Kitchen® and Aroma Formulatm and include the following product styles:

•	Housewarmer® Jar Candles — scented candles in decorative glass jars; available in 22 oz., 14.5 oz., and 3.7 oz. sizes.

•	Samplers® — votive candles for sampling different fragrances.

•	Tapers — the oldest candle style.

•	Pillars — both smooth-sided standard pillars and textured designer pillars.

•	Tarts® Wax Potpourri — scented wax without wicks that releases its fragrance when melted and warmed in a potpourri pot.

•	Scented Tea Lights — small, colored and scented candles in clear cups made for home fragrancing.

•	Tart® Warmers — unscented candles in aluminum cups made to heat potpourri burners.

•	Kindle Candles® — unscented wax in a paper cup for use in a fireplace or campfire as a firestarter.
      Our candle products are generally available in a wide range of fragrances and colors. We have available approximately 185 fragrances for our retail stores. In addition, approximately 90 of our best-selling Housewarmer® fragrances are available nationwide to our wholesale customers, together with numerous special editions and seasonal fragrances. In addition to distinctive fragrances, we promote our brand through consistent product packaging and labeling and the use of a distinctive trade dress. We also package our products in attractive gift baskets and other containers and offer glassware accessories and other coordinated candle-related and home décor accessories in dozens of exclusive patterns, colors and styles, including jar toppers, taper holders, pillar and jar bases, jar shades, tea light holders, potpourri burners and Samplers® votive candleholders.
      In addition to our core candle business, we have successfully extended the Yankee Candle® brand into the growing home fragrance segment and other fragrance-based product categories. Examples of our non-candle product portfolio include our Housewarmer® electric home fragrancer; our Yankee Candle® branded line of potpourri, sachets, room sprays, linen sprays and passive diffusers; Yankee Candle® Car Jars® air fresheners; and our Yankee Candletm Bath line of personal care products. In 2004 we continued to expand our home fragrance offerings, adding a number of new fragrances and styles to our electric home fragrancer and other product lines and introducing new products to our portfolio. We plan to further leverage our brand and increase our offerings in this segment in 2005 by introducing new products and fragrances, including an enhanced version of our electric home fragrancer.
      We seek to maintain a moderate price for almost all of our products in order to reinforce our customers’ perception of our products as affordable. As a result, our retail prices for our core candle products generally range from $1.20 for a Tarts® wax potpourri to $20.99 for a 22 oz. Housewarmer® jar candle.

Retail Operations

Retail Stores
      Our retail operations include retail stores, none of which are franchised, catalog and Internet operations and Chandler’s restaurant. From 1999 to 2004, sales from our retail division have grown at a compound annual growth rate of 18% from $123.2 million in 1999 to $283.5 million in 2004 and increased from 47% of our total sales in 1999 to 51% in 2004. Moreover, in 2004 our retail stores that were open for the full year, excluding the South Deerfield flagship store, achieved average sales per selling square foot of $594.
      We opened 60 new retail stores during 2004, closed one underperforming retail store and ended the year with 345 retail stores in 43 states, including two Old Farmer’s Almanac test concept stores. In addition, we are also testing certain outlet locations on a temporary basis to determine long-term viability. In opening new stores, we target high traffic retail locations in malls, tourist destinations and selected non-mall locations, including lifestyle centers. Of our 345 retail stores, 257 are located in malls. We plan to open approximately 46 additional stores during 2005, including a new 65,000 square foot flagship store in Williamsburg, VA.
      The non-mall store count includes our South Deerfield, MA flagship store, which is a unique store. We believe that our flagship store is the world’s largest candle and holiday-themed store with approximately 90,000 square feet of retail and entertainment space. This store promotes Yankee Candle’s brand image and culture and is an important testing ground for our new product introductions. The store carries approximately 22,000 SKUs of gift items and generates approximately 51% of its revenues from the sale of Yankee Candle manufactured products. The store is a major tourist destination and provides visitors with a total shopping and entertainment experience including the Yankee Candlemaking Museum and a 240-seat restaurant. The flagship store also includes two “store within a store” concepts: our Yankee Candletm Home store, which showcases home goods, accessories, furnishings and decorative accents in sophisticated country décor settings, and an Old Farmers Almanac General Store® which features an assortment of products with a nostalgic country general store theme, including an exclusive line of candles, decorative home items, specialty foods, clothing and holiday ideas. We believe that each of these concepts are important contributors to our flagship store and will enable us to continue to test market new products and merchandising concepts.
      Excluding the South Deerfield flagship store, the average store size for our 344 retail stores at the end of 2004 was 1,653 square feet. Our retail stores other than the South Deerfield store typically offer Yankee Candle products in approximately 175 fragrances and carry approximately 1,000 SKUs of candles and approximately 900 SKUs of candle accessories.
      Outstanding customer service and a knowledgeable employee base are key elements of our retail strategy. We emphasize formal employee training, particularly with respect to product quality, candle manufacturing and the heritage of Yankee Candle. We also have a well-developed, eleven day training program for managers and assistant managers and an in-store training program for sales associates. Our high customer service standards are an integral part of our ongoing success. Each store is responsible for implementing and maintaining these customer service standards.

Catalog and Internet
      As part of our retail division we market our products through our catalogs and Internet web site. Our catalog and Internet business generated $17.3 million of sales in 2004, a decrease of approximately 6.0% from 2003. Our catalogs feature a wide selection of our most popular products, together with additional products and offerings exclusive to our catalog channel. We believe there are continuing opportunities to grow our catalog and Internet businesses by adding additional products and accessories, new concepts and expanding our mailing lists. We further believe that the catalog constitutes an important marketing tool, serving to increase the awareness and strength of the Yankee Candle® brand and driving sales to our retail stores and Internet web site.

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
Wholesale Operations
      Our wholesale strategy focuses on gift, home décor and other image appropriate retailers. The wholesale business is an integral part of our growth strategy and, together with our other distribution channels, helps to further build our brand awareness. From 1999 to 2004, sales from our wholesale accounts have grown at a compound annual growth rate of 14% from $138.9 million in 1999 to $270.7 million in 2004 and changed from 53% to 49% of our total sales. Our wholesale customers have approximately 15,600 locations in North America, approximately 92% of which are non-mall. We believe that as a result of our strong brand name, the popularity and profitability of our products and our emphasis on customer service, our wholesale customers are extremely loyal, with approximately 60% of them having been customers for over five years. No customer accounted for more than 7% of our total company sales in 2004.
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
      We actively seek to increase wholesale sales through our innovative product display systems, promotional programs, new products and telemarketing initiatives. We promote a “Shop Within A Shop” display system to our wholesale customers which presents our products in a distinctive wood hutch. We recommend that dealers invest in a minimum of an 8- to 12-foot display system which holds $6,000 to $9,000 of Yankee Candle® products at suggested retail prices. This display system enhances Yankee Candle’s brand recognition in the marketplace and we believe positively impacts our wholesale sales. We have also introduced new products and implemented a number of promotional programs to increase the square footage dedicated to Yankee Candle® products as well as the breadth of Yankee Candle® products offered by our wholesale customers. For example, we promote a Fragrance of the Monthtm program, with featured fragrance suggestions for each month. This program encourages dealers to increase their re-order schedules and implement a proven customer promotion. The promotion encourages consumers to try different fragrances and return to the stores more frequently in order to buy the Fragrance of the Monthtm. In addition to specific promotions, we advise our wholesale customers on an ongoing basis regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences. As one example, we have introduced Yankee Candle University, a training program with in-depth courses on Yankee Candle product information, sales tactics and marketing techniques. We have also established a Wholesale Advisory Council made up of wholesale customers from across the country, which provides us with a forum for receiving invaluable feedback from our wholesale customers while also allowing us to work jointly with them to develop “best practices” and innovative ideas.
      We have a selective dealer approval process, designed to apply consistent nationwide standards for all Yankee Candle authorized retailers. As a result of our high standards for authorized retailers, we had bad debt expense of only 0.1% of wholesale sales in 2004.

      We use a dedicated in-house direct telemarketing sales force to service our wholesale customers. In addition, we have several account managers located in field offices across the United States to help us service our larger accounts. This provides us with greater control over the sales process, and allows us to provide customers with better and more accurate information, faster order turn-around and improved customer service, to create more consistent merchandising nationwide and to reduce costs.

International Operations
      We sell our products in Europe and the Middle East utilizing our distribution center in the United Kingdom. As of January 1, 2005, this distribution center was selling our products to approximately 2,200 direct accounts and 21 distributors covering 23 countries. Revenues from our international operations outside of North America have accounted for less than 3.0% of our total revenues in each of the last three years.
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
      Our innovation team focuses on several different areas of new product development. Each year we introduce a number of in-line extensions of our core candle lines, such as new Housewarmer® fragrances and the development of exclusive fragrances and special products for one or both of our retail and wholesale channels. In addition to new fragrances in our core Housewarmer® line, our new product development efforts focus on the addition of new candle lines and offerings. In 2004 these efforts included the introduction of new candle forms such as our Swirlstm (combining two popular and compatible Housewarmer® fragrances in one candle), Housewarmer® Accentstm (a three-wick version of our Housewarmer® candles with a clean, contemporary look) and Housewarmer® Tins (a travel-sized candle packaged in small, take-away containers for optimum convenience). We passed another innovation milestone in 2004 by creating our first-ever value-priced candle, which was released under a new brand: Plymouth Baytm. The Plymouth Baytm candle will continue to be tested in 2005 and, if successful, could provide us with an opportunity to penetrate new value-oriented distribution channels without utilizing the Yankee Candle® brand.
      Beyond candles, our innovation team continually works to broaden our product portfolio and continue to extend our brand into the home fragrancing market segment and other fragrance-related categories. In 2004 these efforts led to continued expansion of our electric home fragrancer products and other branded home fragrance offerings such as potpourri, room sprays and linen sprays, together with the introduction of new products such as our passive diffusers.
      In 2005, we plan to continue to focus on broadening our product portfolio in both the candle and home fragrancing segments.
      Our expenditures on research and development during the last three fiscal years have not been material because we have historically drawn on a broad group of our existing workforce to participate in research and development initiatives.
Manufacturing
      Approximately 74% of our sales in 2004 were generated by products manufactured at our 294,000 square foot facility in Whately, Massachusetts. As a vertically integrated manufacturer, we are able to closely monitor the quality of our products, more effectively manage inventory and control our production costs. We believe this is an important competitive advantage that enables us to ensure high quality products, maintain affordable pricing and provide reliable customer service.

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
      Yankee Candle uses high quality fragrances, premium grade, highly refined paraffin waxes, and superior wicks and dyes to create premium (non mass market) products. Our manufacturing processes are designed to ensure the highest quality and quantity of candle fragrance, wick quality and placement, color, fill level, shelf life and burn rate. We are continuously engaged in efforts to further improve our quality and lower our costs by using efficient production and distribution methods and technological advancements.
Suppliers
      We maintain strong relationships with our principal fragrance and wax suppliers. We believe we use the highest-quality suppliers in our industry and maintain back-up suppliers who are able to provide services and materials of similar quality. We have been in the business of manufacturing premium scented candles for many years and are therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. We have developed, jointly with our suppliers, proprietary fragrances which are exclusive to Yankee Candle. Other raw materials used in the manufacturing process, including wax, glassware, wick and packaging materials, are readily available from alternative sources at comparable prices. In 2004, no single supplier represented more than 9% of our total cost of goods sold.
Order Processing and Distribution
      Our systems allow us to maintain efficient order processing from the time an order enters the system through shipping and ultimate payment collection from customers. We operate uniform computer and communication software systems allowing for online information access between our headquarters and retail stores. We use a software package that allows us to forecast demand for our products and efficiently plan our production schedules. We also utilize a pick-to-light system which allows Yankee Candle employees at our distribution center to receive information directly from the order collection center and quickly identify, by way of blinking lights, the products and quantity necessary for a particular order. To accurately track shipments and provide better service to customers we also use handheld optical scanners and bar coded labels. Our platform of manufacturing and distribution software enables us to further enhance our inventory management and customer service capabilities and also support a larger infrastructure. We believe that our systems for the processing and shipment of orders from the distribution center have enabled us to improve our overall customer service through enhanced order accuracy and reduced turnaround time.
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
Intellectual Property
      Yankee Candle has obtained 43 U.S. trademark registrations, including Yankee® (for candles), Yankee Candle®, Housewarmer®, Stripes®, Country Kitchen®, Samplers®, Tarts®, Country Classics®, Kindle Candles® and Car Jars®and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, copyright and other intellectual property rights of Yankee Candle under statutory and common law, including those rights relating to our distinctive “trade dress” and our manufacturing and design “know how.”
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
      We have in the past and will in the future incur costs to comply with environmental laws. We are not, however, currently aware of any costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third party waste disposal sites, that are expected to have a material adverse effect on our operations, cash flow or financial condition. It is possible, however, that such costs or liabilities may arise in the future.
Competition
      We compete generally for the disposable income of consumers with other manufacturers and retailers in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. Our products compete with other scented and unscented candle, home fragrance, and personal care products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our competitors distribute their products through independent gift retailers, department stores, mass market stores and mail order houses and some of our competitors are part of large, diversified companies having greater financial resources and a wider range of product offerings than us.
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
Employees
      At January 1, 2005, we employed approximately 2,100 full-time employees and 2,100 part-time employees. We are not subject to any collective bargaining agreements, and we believe that our relations with our employees are good. We also use seasonal and temporary workers, as necessary, to supplement our labor force during peak selling or manufacturing seasons.

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
CEO Report
      In June 2004 our Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the required CEO Certification with respect to our prior fiscal year, which certified, without qualification, as to our compliance with the Corporate Governance Listing Standards established by the NYSE. This year’s filing will be made within thirty days following our 2005 Annual Meeting of Stockholders, as required by the NYSE.

Item 2.	Properties
      We own or lease several facilities located in Deerfield and Whately, Massachusetts, including those described in the table below:

Type of Facility	Location	Size

Manufacturing	Whately, Mass.	294,000 sq.ft.
Distribution center(1)(2)	South Deerfield, Mass	256,000 sq ft.
Flagship retail store and restaurant(3)	South Deerfield, Mass.	90,000 sq.ft.
Corporate offices(1)(4)	South Deerfield, Mass.	75,000 sq.ft.
Distribution center	South Deerfield, Mass.	60,000 sq.ft.
Distribution center(5)	Greenfield, Mass.	60,000 sq.ft.
Employee health and fitness center	South Deerfield, Mass.	12,000 sq.ft.

Notes:

(1)	Leased facility.

(2)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 105,000 sq. ft.

(3)	This building includes an additional 11,000 sq. ft. of office space.

(4)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 30,000 square feet.

(5)	As a result of the acquisition of GBI Marketing, Inc., we entered into a lease of this facility in 2004.
      We also lease a 62,000 sq. ft. distribution facility in Bristol, England which the Company began leasing in 2004. At January 1, 2005, we had 48 months remaining on the lease of our prior 27,000 sq. ft. distribution facility in Bristol, England and are actively seeking to sublet that facility.
      We believe these facilities are suitable and adequate to meet our current needs. In addition to the foregoing facilities, and the retail stores referenced below, we own various other properties in the Deerfield/ Whately area, none of which are material to our operations.

      Other than the South Deerfield flagship store and three smaller retail locations, we lease our retail stores. Initial store leases for mall locations typically range from eight to ten years. For non-mall locations, most leases are five years, with a five-year renewal option.
      Our retail stores were located in the following 43 states as of January 1, 2005:
Store Count

State	Mall	Non-Mall	Total

ALABAMA	2	—	2
ARIZONA	4	—	4
ARKANSAS	1	—	1
CALIFORNIA	15	1	16
COLORADO	5	3	8
CONNECTICUT	7	4	11
DELAWARE	2	—	2
FLORIDA	21	5	26
GEORGIA	10	1	11
ILLINOIS	11	7	18
INDIANA	8	3	11
IOWA	4	—	4
KANSAS	3	1	4
KENTUCKY	3	2	5
LOUISIANA	1	—	1
MAINE	1	2	3
MARYLAND	7	6	13
MASSACHUSETTS	14	13	27
MICHIGAN	11	3	14
MINNESOTA	6	1	7
MISSISSIPPI	1	1	2
MISSOURI	5	1	6
NEBRASKA	1	2	3
NEVADA	2	—	2
NEW HAMPSHIRE	5	1	6
NEW JERSEY	7	2	9
NEW YORK	20	5	25
NORTH CAROLINA	11	1	12
NORTH DAKOTA	1	—	1
OHIO	14	5	19
OKLAHOMA	2	—	2
PENNSYLVANIA	12	2	14
RHODE ISLAND	1	3	4
SOUTH CAROLINA	3	2	5
SOUTH DAKOTA	1	—	1
TENNESSEE	6	—	6
TEXAS	12	4	16
UTAH	—	1	1
VERMONT	—	2	2
VIRGINIA	8	3	11
WASHINGTON	2	—	2
WEST VIRGINIA	2	—	2
WISCONSIN	5	1	6

TOTALS	257	88	345

Item 3.	Legal Proceedings
      We are involved from time to time in routine legal proceedings relating to our business. We believe that none of these legal proceedings will have a material adverse impact on our results of operations, cash flow or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our annual meeting of stockholders will be held on June 2, 2005. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 1, 2005.
Executive Officers of the Registrant
      The following table sets forth the names, ages and positions of our executive officers as of March 7, 2005:

Name	Age	Position

Craig W. Rydin	53	Chairman of the Board and Chief Executive Officer
Harlan M. Kent	42	President
Robert R. Spellman	57	Senior Vice President, Finance and Chief Financial Officer
Stephen Farley	50	Senior Vice President, Retail
Paul J. Hill	50	Senior Vice President, Supply Chain
Lori A. Klimach	42	Senior Vice President, Wholesale
Martha S. LaCroix	39	Senior Vice President, Human Resources
James A. Perley	42	Senior Vice President, General Counsel
      CRAIG W. RYDIN is the Chairman of the Board of Directors and Chief Executive Officer. Prior to joining Yankee Candle in April 2001, Mr. Rydin was the President of the Away From Home food services division of Campbell Soup Company since 1998, and President of the Godiva Chocolatier division of Campbell from 1996 to 1998. Prior to Godiva, Mr. Rydin held a number of senior management positions at Pepperidge Farm, Inc., also a part of Campbell.
      HARLAN M. KENT is the President. Mr. Kent joined Yankee Candle in June 2001 as Senior Vice President, Wholesale, and was promoted to his current position in July 2004. Prior to joining Yankee Candle, Mr. Kent was Senior Vice President and General Manager of the Wholesale Division of Totes Isotoner Corporation from 1997 to 2001, and Vice President of Global Sales and Marketing for the Winchester Division of Olin Corporation from 1995 to 1997. Mr. Kent has also held a number of senior marketing and strategic planning positions at both the Campbell Soup Company and its Pepperidge Farm Division.
      ROBERT R. SPELLMAN is a Director and the Senior Vice President, Finance and Chief Financial Officer. Prior to joining Yankee Candle in November 1998, Mr. Spellman was Senior Vice President of Finance of Staples, Inc. from 1988 through 1994, and Chief Financial Officer of Star Markets Company, Inc. from 1994 through 1998. In October 2004, Mr. Spellman announced his intention to retire from Yankee Candle, which retirement is anticipated to become effective in early 2005.
      STEPHEN FARLEY is the Senior Vice President, Retail. Prior to joining Yankee Candle in January 2005, Mr. Farley served as Executive Vice President, Marketing and Merchandising for The Bombay Company, a leading specialty retailer of home accessories and home décor. Prior to joining The Bombay Company in 2002, he served as Chief Marketing Officer for J.C. Penney, one of America’s largest department store, catalog and e-commerce retailers. Mr. Farley also previously held various senior leadership positions with Payless Shoe Source, Inc., Pizza Hut and the leading marketing and advertising agencies of Earle Palmer Brown and Saatchi & Saatchi.

      PAUL J. HILL is the Senior Vice President, Supply Chain. Prior to joining Yankee Candle in October 2000, Mr. Hill was employed by Kraft Foods, Inc. from 1987 to 2000. At Kraft, Mr. Hill held various supply chain and strategy positions. His last assignment with Kraft, from 1997 to 2000, was as the Plant Manager at one of the largest plants in Kraft’s system.
      LORI A. KLIMACH is the Senior Vice President, Wholesale. Prior to joining Yankee Candle in October 2004, Ms. Klimach served as Vice President of Sales for Worldwide Consumer Medicines for Bristol-Myers Squibb, a leading branded pharmaceutical company, where she was also the General Manager of Consumer Medicine’s Canadian Division. Prior to joining Bristol-Myers Squibb in 2002, Ms. Klimach served as Vice President of Worldwide Business Development for Johnson & Johnson Consumer Companies. Ms. Klimach also held numerous senior sales and marketing positions with Neutrogena Corporation, Tambrands Corporation and American Cyanamid.
      MARTHA S. LACROIX is the Senior Vice President, Human Resources. Ms. LaCroix joined Yankee Candle in February 1993 as Director of Employee Relations and has since held various positions of increasing responsibility in the Company’s Human Resources Department. Ms. LaCroix was appointed Vice President, Human Resources in December 2000 and promoted to her current position in 2003.
      JAMES A. PERLEY is the Senior Vice President, General Counsel of the Company. Prior to joining Yankee Candle in September 1999, Mr. Perley was Vice President and General Counsel of Star Markets Company, Inc., where he served from 1997 to 1999. From 1987 to 1997, Mr. Perley was a member of the Boston-based law firm of Hale and Dorr LLP, where he served as an Associate from 1987-1992 and as a Junior Partner from 1992-1997.
      There are no family relationships among any of the executive officers.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
      Our common stock has been traded on the New York Stock Exchange since July 1, 1999 under the symbol “YCC”. For the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange — Composite Transaction Reporting System were as follows:

	High	Low
Fifty-two Weeks Ended January 1, 2005
First Quarter	$29.50	$26.15
Second Quarter	31.06	25.90
Third Quarter	30.42	26.42
Fourth Quarter	34.02	27.11

	High	Low
Fifty-three Weeks Ended January 3, 2004
First Quarter	$18.19	$15.25
Second Quarter	24.20	16.64
Third Quarter	26.42	22.26
Fourth Quarter	30.00	25.35
      On March 7, 2005, the closing sale price as reported on the New York Stock Exchange-Composite Transaction Reporting System for our common stock was $31.75 per share. As of March 7, 2005, there were 586 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends
      We have never paid a cash dividend on our common stock as a public company. Instead, we have retained earnings to repurchase our common stock and for the future operation of our business. However, while we will continue to retain earnings for use in the operation and expansion of our business, we have also decided to further increase shareholder returns by initiating an annual cash dividend in 2005. Accordingly, on February 14, 2005 our Board of Directors authorized us to initiate an annual cash dividend at the annual rate of $0.25 per share of outstanding common stock. The first semi-annual payment of $0.125 per share will be paid on June 1, 2005, to shareholders of record on May 11, 2005. Under the terms of our existing Credit Facility, we may not declare or pay dividends on our common stock unless our Consolidated Net Worth (as defined in our Credit Facility) is more than the sum of $100 million plus 25% of 2004 net income, plus 25% of net income for each fiscal quarter thereafter. Our net income for fiscal 2004 was $82.7 million, and 25% of 2004 net income was therefore approximately $20.7 million. As of January 1, 2005, our Consolidated Net Worth was approximately $179.7 million, in excess of the $120.7 million required under our Credit Facility for the declaration or payment of dividends. We anticipate that our Consolidated Net Worth as of June 1, 2005, the date on which the first semi-annual payment is scheduled to be made, will likewise exceed the required amount under our Credit Facility. While it is our current intention to pay annual cash dividends in years following 2005, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Stock Repurchases
      On February 12, 2004 we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100 million of Yankee Candle common stock. During fiscal 2004, we repurchased a total of 3,480,149 shares of common stock for an aggregate purchase price of approximately $100 million at an average price per share of approximately $28.73. This share repurchase program followed a $100 million share repurchase program authorized and completed in 2003. Our 2004 program was completed as follows:

				Remaining Funds
			Total Number of Shares	Available to
			Purchased as Part of	Repurchase Shares
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased(1)	Paid per Share	Plans or Programs(2)	or Programs

1/4/04-2/7/04	—	—	—	$100,000,000
2/8/04-3/6/04	500,200	$28.52	500,200	$85,734,296
3/7/04-4/3/04	305,900	28.05	305,900	$77,153,801
4/4/04-5/8/04	—	—	—	$77,153,801
5/9/04-6/5/04	866,500	27.45	866,500	$53,368,376
6/6/04-7/3/04	837,500	29.84	837,500	$28,377,376
7/4/04-8/7/04	338,000	29.55	338,000	$18,389,476
8/8/04-9/4/04	—	—	—	$18,389,476
9/5/04-10/2/04	179,700	27.82	179,700	$13,390,222
10/3/04-11/6/04	400,000	29.48	400,000	$1,598,222
11/7/04-12/4/04	52,349	30.53	52,349	—
12/5/04-1/1/05	—	—	—	—

Total	3,480,149	$28.73	3,480,149

(1)	All repurchases by us of our common stock during the fiscal year ended January 1, 2005 were done pursuant to the repurchase program that we publicly announced on February 18, 2004 (the “Program”).

(2)	Our Board of Directors approved the repurchase of up to $100,000,000 of our common stock pursuant to the Program. There was no expiration date for the Program and it expired when we reached the $100,000,000 threshold.
      On December 7, 2004, we announced that our Board of Directors had authorized a new stock repurchase program for the repurchase of up to an additional $100 million of our common stock. Purchase activity under this program commenced on February 22, 2005.

Item 6.	Selected Financial Data
      The selected historical consolidated financial and other data that follows should be read in conjunction with the “Consolidated Financial Statements”, the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The historical financial data as of January 1, 2005 and January  3, 2004 and for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002 has been derived from the audited consolidated financial statements and the accompanying notes included in this document at Item 8.
      The historical financial data as of December 28, 2002, December 29, 2001, and December 20, 2000 and for the fifty-two weeks ended January December 29, 2001 and December 30, 2000 has been derived from audited financial statements for the corresponding periods, which are not contained in this document.
      The selected historical financial data may not be indicative of our future performance.

	Fifty-Two	Fifty-Three	Fifty-Two Weeks Ended
	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,	December 29,	December 30,
Statement of Income Data:	2005	2004	2002	2001	2000

	(In thousands, except per share data)
Sales	$554,202	$508,637	$444,842	$379,831	$338,805
Cost of sales	230,519	215,316	194,748	174,107	153,667

Gross profit	323,683	293,321	250,094	205,724	185,138
Selling expenses	131,333	115,777	96,714	77,348	64,464
General and administrative expenses	53,023	50,561	43,549	38,515	31,576
Restructuring charge	—	—	—	8,000	—

Income from operations	139,327	126,983	109,831	81,861	89,098
Interest income	(13)	(31)	(23)	(72)	(235)
Interest expense	4,152	3,826	4,858	10,596	16,900
Other (income) expense	(1,488)	(425)	(420)	378	(165)

Income before provision for income taxes	136,676	123,613	105,416	70,959	72,598
Provision for income taxes	53,987	48,827	41,437	27,674	29,039

Net income	$82,689	$74,786	$63,979	$43,285	$43,559

Basic earnings per share	$1.70	$1.41	$1.19	$0.81	$0.82

Diluted earnings per share	$1.68	$1.40	$1.17	$0.79	$0.80

Weighted average basic shares outstanding	48,749	53,024	53,896	53,537	52,900
Weighted average diluted shares outstanding	49,136	53,419	54,686	54,643	54,663

	Fifty-Two	Fifty-Three	Fifty-Two Weeks Ended
	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,	December 29,	December 30,
Statement of Income Data:	2005	2004	2002	2001	2000

	(In thousands, except per share data)
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$36,424	$40,730	$43,689	$30,531	$13,297
Working capital	44,107	(22,165)	17,182	(1,307)	(1,048)
Total assets	346,359	334,681	340,643	321,284	311,828
Total debt	75,000	65,000	60,600	115,000	157,512
Total stockholders’ equity	179,663	190,273	212,912	148,104	105,167
Other Data:
Number of retail stores (at end of period)	345	286	239	192	147
Comparable store sales	(1.8)%	(4.2)%	(6.3)%	(1.7)%	8.9%
Comparable store sales with catalog and Internet	(2.0)%	(3.8)%	(4.4)%	2.0%	12.8%
Gross profit margin	58.4%	57.7%	56.2%	54.2%	54.6%
Depreciation and amortization	$21,850	$19,440	$17,347	$14,347	$10,762
Capital expenditures	28,908	22,023	25,867	26,844	37,122
Cash Flow Data:
Net cash flows from operating activities	$121,324	$113,446	$91,815	$86,962	$57,310
Net cash flows from investing activities	(40,199)	(22,050)	(24,153)	(26,428)	(37,457)
Net cash flows from financing activities	(84,692)	(93,898)	(54,565)	(43,256)	(30,042)
EBITDA(1)	161,584	145,812	126,918	95,286	99,465
Adjusted EBITDA(2)	161,584	145,812	126,918	103,286	99,465
Adjusted EBITDA margin(3)	29.2%	28.7%	28.5%	27.1%	29.3%

(1)	EBITDA represents earnings before extraordinary items, income taxes, interest, depreciation and amortization (which includes amortization of deferred financing costs) and amortization of non-cash compensation, pursuant to Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Amortization of deferred financing costs is included in interest expense in the Consolidated Statements of Income and in depreciation and amortization in the Consolidated Statements of Cash Flows. EBITDA is presented because management believes it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. For each of the years shown above, EBITDA is calculated based upon our net income (as shown above) and adjusted as follows:

	Fifty-Two	Fifty-Three	Fifty-Two Weeks Ended
	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,	December 29,	December 30,
EBITDA:	2005	2004	2002	2001	2000

	(In thousands)
Net income	$82,689	$74,786	$63,979	$43,285	$43,559
Provision for income taxes	53,987	48,827	41,437	27,674	29,039
Interest expense, net	4,139	3,795	4,835	10,524	16,665
Depreciation & amortization	21,850	19,440	17,347	14,347	10,762
Non-cash compensation	—	88	434	570	604
Amortization of deferred financing costs	(1,081)	(1,124)	(1,114)	(1,114)	(1,164)

EBITDA	$161,584	$145,812	$126,918	$95,286	$99,465

(2)	Adjusted EBITDA represents EBITDA adjusted to eliminate the $8.0 million restructuring charge in 2001. For each of the years shown above, Adjusted EBITDA is calculated based upon EBITDA (as shown above) and adjusted as follows:

	Fifty-Two	Fifty-Three	Fifty-Two Weeks Ended
	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,	December 29,	December 30,
Adjusted EBITDA:	2005	2004	2002	2001	2000

	(In thousands)
EBITDA	$161,584	$145,812	$126,918	$95,286	$99,465
Restructuring charge	—	—	—	8,000	—

Adjusted EBITDA	$161,584	$145,812	$126,918	$103,286	$99,465

(3)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Sales/ Receivables
      We sell our products both directly to retail customers and through wholesale channels. Sales from the sale of merchandise to retail customers are recognized at the time of sale, while sales from wholesale customers are recognized when risk of loss has passed to the customers. We believe that this is the time that persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Sales are recognized net of any applicable discounts and allowances. Customers, be they retail or wholesale, do have the right to return product to us in certain limited situations. Such rights of return have not precluded sales recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.

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

Taxes
      We have a significant net deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and is a future tax deduction for us. The recoverability of this future tax deduction is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this deduction in the future we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

Value of Long-Lived Assets, Including Intangibles
      Long-lived assets on our balance sheet consist primarily of property, plant and equipment, customer list, tradename, goodwill and trademarks. We periodically review the carrying value of all of these assets based, in part, upon our projections of anticipated undiscounted future cash flows. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished and at least annually in the case of tradename and goodwill. Any impairment charge that we record reduces our earnings. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

Stock Based Compensation
      Effective in 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation.” Under the prospective transition method selected by us, as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. Fair value is determined based on a variety of factors, all of which are estimates subject to judgment. Changes in estimated lives of options, risk free interest rates or exercise patterns could impact our results of operations. We recorded a charge of approximately $1.6 million and $0.6 million for the fifty-two weeks ended January 1, 2005 and fifty-three weeks ended January 3, 2004, respectively. In the third quarter of fiscal 2005 in accordance with SFAS No. 123(R), “Share-Based Payment,” we will be required to record the fair value of stock options for all unvested options granted prior to 2003. This will result in additional stock compensation expense of approximately $0.3 million during the second half of fiscal 2005.
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
      New Store Openings. The timing of our new store openings may also have an impact on our quarterly results. First, we incur certain one-time expenses related to opening each new store. These expenses, which consist primarily of salaries, occupancy costs, supplies and marketing costs, are expensed as incurred. Second, most store expenses vary proportionately with sales, but there is a fixed cost component. This typically results in lower store profitability when a new store opens because new stores generally have lower sales than mature stores. Due to both of these factors, during periods when new store openings as a percentage of the base are higher, operating profit may decline in dollars and/or as a percentage of sales. As the overall store base matures, the fixed cost component of selling expenses is spread over an increased level of sales, assuming sales increase as stores age, resulting in a decrease in selling and other expenses as a percentage of sales.
Fifty-Two Weeks Ended January 1, 2005 (“2004”) Compared to Fifty-Three Weeks Ended January 3, 2004 (“2003”)

General
      The fiscal year ended January 1, 2005 consisted of 52 weeks, the fiscal year ended January 3, 2004 consisted of 53 weeks and the fiscal year ended December  28, 2002 consisted of 52 weeks.

Sales
      Sales increased 9.0% to $554.2 million in 2004 from $508.6 million in 2003. Wholesale sales, including international operations, increased 11.9% to $270.7 million in 2004 from $242.0 million for 2003. This growth was achieved primarily by increasing the number of wholesale locations and to a lesser extent by increasing sales to existing locations.
      Retail sales increased 6.3% to $283.5 million in 2004 from $266.6 million for 2003. There were 345 retail stores open as of January 1, 2005 compared to 286 stores open at January 3, 2004. The increase in retail sales was achieved primarily through the addition of 60 new stores in 2004 and to a lesser extent increased sales in the 49 stores opened in 2003 (which in 2003 were open for less than a full year), partially offset by a decrease in comparable store sales. Comparable store and catalog and Internet sales in 2004 decreased 2% compared to 2003. Retail comparable store sales in 2004 decreased 2% compared to 2003. The primary factor contributing to the decrease in comparable store sales was a decline in our retail store traffic. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 285 stores included in the comparable store base at the end of 2004, and 49 of these stores were included for less than a full year.

Gross Profit
      Gross profit increased 10.4% to $323.7 million in 2004 from $293.3 million in 2003. As a percentage of sales, gross profit increased to 58.4% in 2004 from 57.7% in 2003. The increase in gross profit dollars in 2004 compared to 2003 was primarily attributable to the increase in sales. The improvement in gross profit rate in 2004 compared to 2003 was primarily the result of improved productivity improvements in supply chain operations and the benefit of cost reduction initiatives.

Selling Expenses
      Selling expenses increased 13.4% to $131.3 million in 2004 from $115.8 million in 2003. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 23.7% in 2004 and 22.8% in 2003. The increase in selling expenses in dollars and as a percentage of sales was primarily related to the 60 new retail stores opened in 2004 and the 49 new retails stores opened in 2003. These stores are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period. The increase in selling expenses as a percentage of sales is also explained by the decrease in retail comparable sales in stores opened prior to 2002 and to a decrease in catalog and Internet sales.

Segment Profitability
      Segment profitability is sales less cost of sales and selling expenses. Segment profitability for our wholesale operations, including international operations, was $115.6 million or 42.7% of wholesale sales in 2004 compared to $101.6 million or 42.0% of wholesale sales in 2003. Segment profitability for our retail operations was $76.7 million or 27.1% of retail sales in 2004 compared to $76.0 million or 28.5% of retail sales in 2003. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and increased wholesale gross profit dollars and rate. The increase in retail segment profitability in dollars was primarily attributable to increased retail sales and increased gross profit dollars and rate. The decrease in retail segment profitability as a percentage of retail sales was primarily attributable to decreased profitability in our catalog and Internet operations and to a lesser extent decreased profitability in our 90,000 square foot South Deerfield, Massachusetts flagship store.

General and Administrative Expenses
      General and administrative expenses, which consist primarily of personnel-related costs, increased 4.9% to $53.0 million in 2004 from $50.6 million in 2003. As a percentage of sales, general and administrative expenses decreased to 9.6% from 9.9%. The increase in general and administrative expense in dollars in 2004 compared to 2003 was primarily attributable to labor costs associated with new hires made during 2004 and to an increase in stock-based compensation expense in 2004 compared to 2003. The decrease in general and administrative expense as a percentage of sales for 2004 compared to 2003 was primarily due to the Company’s leveraging of these expenses over a larger sales base.

Net Other Expense
      Net other expense was $2.7 million in 2004 compared to $3.4 million in 2003. The primary component of this expense was interest expense, which was $4.2 million in 2004 compared to $3.8 million in 2003. The average daily debt outstanding increased in 2004 compared to 2003 primarily due to borrowings associated with repurchases of our common stock. The impact of the higher average debt outstanding was offset in part by a reduction in borrowing rates under our credit facility. In 2004, the Company also reduced certain non-income tax related reserves that had been recorded in 2003 within other (income) expense.

Income Taxes
      The income tax provision for 2004 was $54.0 million compared to $48.8 million for 2003. The 2004 and 2003 tax provisions resulted in an effective tax rate of 39.5%. We have provided and expect to provide in 2005 a valuation allowance against the deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2005 will be approximately 39.5%. We re-evaluate our effective tax rate on a quarterly basis.
Fifty-Three Weeks Ended January 3, 2004 (“2003”) Compared to Fifty-Two Weeks Ended December 28, 2002 (“2002”)

General
      The fiscal year ended January 3, 2004 consisted of 53 weeks, while the fiscal years ended December 28, 2002 and December 29, 2001 consisted of 52 weeks.

Sales
      Sales increased 14.3% to $508.6 million in 2003 from $444.8 million in 2002. The additional 53rd week in 2003 contributed $5.2 million and $1.1 million in retail and wholesale sales, respectively. Wholesale sales, including international operations, increased 18.1% to $242.0 million in 2003 from $204.9 million for 2002. This growth was achieved primarily by increasing sales to existing customers and to a lesser extent by increasing the number of wholesale locations.
      Retail sales increased 11.1% to $266.6 million in 2003 from $239.9 million for 2002. There were 286 retail stores open as of January 3, 2004 compared to 239 stores open at December 28, 2002. The increase in retail sales was achieved primarily through the addition of 49 new stores in 2003 and to a lesser extent increased sales in the 47 stores opened in 2002 (which in 2002 were open for less than a full year), partially offset by a decrease in comparable store sales. Comparable store and catalog and Internet sales in 2003 decreased 4% compared to 2002. Retail comparable store sales in 2003 decreased 4% compared to 2002. We believe the primary factor contributing to the decrease in comparable store sales was a decline in store traffic, and mall traffic generally. Comparable store sales were also negatively impacted in 2003 due to the President’s Day (February 16-17) snowstorm which affected most of our store base in the Eastern half of the United States and successive weekend snowstorms in early December. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 237 stores included in the comparable store base at the end of 2003, and 47 of these stores were included for less than a full year.

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

Segment Profitability
      Segment profitability is sales less cost of sales and selling expenses. Segment profitability for our wholesale operations, including international operations, was $101.6 million or 42.0% of wholesale sales in 2003 compared to $87.2 million or 42.6% of wholesale sales in 2002. Segment profitability for our retail operations was $76.0 million or 28.5% of retail sales in 2003 compared to $66.2 million or 27.6% of retail sales in 2002. The increase in wholesale segment profitability in dollars was primarily attributable to increased wholesale sales. The decrease in wholesale segment profitability as a percentage of wholesale sales was primarily due to a $1.0 million bad debt provision the Company recognized in the fourth quarter of 2003 related to the failure of our former Canadian distributor to pay to us amounts due and payable for product shipped. The increase in retail segment profitability in dollars and as a percentage of retail sales was primarily attributable to increased retail sales and improved supply chain operations, offset in part by a decrease in retail comparable store sales and the impact of our most immature stores, the 2003 and 2002 store classes.

General and Administrative Expenses
      General and administrative expenses, which consist primarily of personnel-related costs, increased 16.1% to $50.6 million in 2003 from $43.5 million in 2002. As a percentage of sales, general and administrative expenses increased to 9.9% from 9.8%. The increase in general and administrative expenses was primarily attributable to headcount additions in the latter part of 2002 and in 2003, consulting costs related to a strategic planning project that began in late February 2003, stock-based compensation expense, profit sharing expense and to a lesser extent increased insurance costs associated with the Company’s Directors and Officers insurance policy.
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

Income Taxes
      The income tax provision for 2003 was $48.8 million compared to $41.4 million for 2002. The 2003 and 2002 tax provisions resulted in an effective tax rate of 39.5% and 39.3%, respectively. We have provided a valuation allowance against the deferred tax asset for our international operations.
Liquidity and Capital Resources
      We have consistently generated positive cash flow from operations. Specifically, over the last three fiscal years we have generated a total cash flow from operations of approximately $327 million, including approximately $121 million in 2004. These amounts have exceeded net income in all the fiscal years presented due primarily to two factors. First, we have incurred non-cash charges for depreciation and amortization. Second, income tax expense has significantly exceeded taxes actually paid owing to the tax deduction that we continue to utilize that arose from the 1998 recapitalization. This tax deduction is expected to continue to provide an annual cash benefit for the next nine years. On an annual basis, this results in tax savings of approximately $11.7 million per year through 2013 assuming sufficient income to realize the full benefit of this deduction.
      These internally generated cash flows have been sufficient to fund necessary capital expenditures for our expansion plans. On June 7, 2004, we acquired substantially all of the assets of GBI Marketing, Inc., a privately owned and operated distributor of selected gift products, including Yankee Candle® products, to fundraising organizations. The total cash purchase price was approximately $11.6 million. Capital expenditures in 2004 were $28.9 million and were primarily related to the capital requirements to open 60 new stores and investments in manufacturing and logistics operations. Capital expenditures were approximately $22.0 million in 2003 and primarily related to similar expenditures. We anticipate that capital expenditures in 2005 will total approximately $38.1 million, including approximately $13.2 million to open a new 65,000 square foot flagship store in Williamsburg, Virginia. The remaining $24.9 million is expected to be spent in a similar manner as in 2004. We plan to open approximately 46 new stores in 2005, including the Williamsburg, Virginia flagship store.
      On May 19, 2004, we entered into a new $200 million senior unsecured revolving credit facility (the “Credit Facility”) with Citizens Bank of Massachusetts and a syndicate of lenders. This Credit Facility has two Tranches, a $150 million Tranche (“Tranche A”) that expires on May 19, 2007 and a $50 million Tranche (“Tranche B”) that expires on May 18, 2005. The Credit Facility replaced the $150 million revolving credit facility that was scheduled to expire on July 7, 2004. This Credit Facility is being used for, among other things, working capital, letters of credit, repurchase of the our common stock and other general corporate purposes.
      Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company’s option, the Citizens Bank Base Rate, or Eurodollar Rate. Eurodollar borrowings under Tranche A of the Credit Facility include a margin rate ranging from 0.70% to 1.00% and borrowings under Tranche B include a margin rate ranging from 0.75% to 1.05%. These rates vary depending on the Company’s outstanding borrowings. In addition, the Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount. The commitment fee under Tranche A ranges from 0.15% to 0.25% and under Tranche B ranges from 0.10% to 0.20%. Fees for outstanding commercial and standby letters of credit range from 0.70% to 1.00%. The Company is also required to pay a utilization fee on the total Credit Facility of 0.125% once outstanding borrowings exceed $100 million. The Credit Facility requires that the Company comply with several financial and other covenants, including requirements that the Company maintain at the end of each fiscal quarter the following financial ratios as set forth in the Credit Facility:

•	a consolidated total debt to consolidated EBITDA ratio of no more than 2.00 to 1.00 at January 1, 2005 and for subsequent fiscal quarters (at January 1, 2005 this ratio was 0.47 to 1.00).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 1.75 to 1.00 for fiscal 2004; no less than 2.00 to 1.00 for fiscal 2005; and no less than 2.25 to 1.00 during fiscal 2006 and thereafter (at January 1, 2005 this ratio was 4.59 to 1.00).

      Our Credit Facility defines EBITDA as our consolidated net income, plus the amount of net interest expense, depreciation and amortization, income taxes, and certain non-cash compensation expenses.
      The Credit Facility permits the payment of cash dividends by the Company of up to 50% of the current fiscal year’s net income and the repurchase of the Company’s shares, so long as the Company’s Consolidated Net Worth (as defined in the Credit Facility) is not less than the required amount stated therein. In order to declare or pay dividends in fiscal 2005, our Consolidated Net Worth must not be less than the sum of $100 million, plus 25% of our fiscal 2004 net income, plus 25% of net income for each fiscal quarter thereafter. Our net income for fiscal 2004 was $82.7 million, and 25% of 2004 net income was therefore approximately $20.7 million. As of January 1, 2005, the Company’s net worth was approximately $179.7 million, in excess of the $120.7 million required under our Credit Facility for the declaration or payment of dividends. We anticipate that the Company’s net worth as of June 1, 2005, the date on which the first semi-annual payment is scheduled to be made, will likewise exceed the required amount under our Credit Facility. While it is our current intention to pay annual cash dividends in years following 2005, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.
      As of January 1, 2005, $75 million was outstanding under the revolving credit facility and $1.0 million was outstanding for letters of credit, leaving $124 million in availability. As of January 1, 2005, we were in compliance with all covenants under the Credit Facility.
      In addition to obligations to repay our debt obligations, we lease the majority of our retail stores under long-term operating leases. The following table summarizes our commitments under both our debt and lease obligations:

	Payments Due by Period (In Thousands)

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Debt obligations(1)	$75,000	$—	$—	$75,000	$—	$—	$—
Operating leases	179,632	25,603	24,451	23,311	22,665	21,020	62,582
Purchase commitments(2)	11,453	11,453	—	—	—	—	—

Total contractual cash obligations	$266,085	$37,056	$24,451	$98,311	$22,665	$21,020	$62,582

(1)	Excludes contractual interest payments due to the fluctuating debt balance and interest rate expected in the future.

(2)	Includes open purchase orders for goods purchased in the ordinary course of our business, whether or not we are able to cancel such purchase orders.
      On February 12, 2004 we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100 million of Yankee Candle common stock. During fiscal 2004, we repurchased a total of 3,480,419 shares of common stock for an aggregate purchase price of approximately $100 million. Our repurchase activities were funded from cash flow from operations and borrowings under our existing Credit Facility. On December 7, 2004, we announced that our Board of Directors had authorized a new stock repurchase program for the repurchase of up to an additional $100 million of our common stock. Purchase activity under this program commenced on February  22, 2005.
      We expect that the principal sources of funding for our planned store openings and other working capital needs, capital expenditures, debt service obligations and stock repurchase program will be a combination of our available cash and cash equivalents, cash generated from operations, and borrowings under our Credit Facility. We believe that our current cash and cash equivalents and sources of cash will be sufficient to fund our liquidity needs for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of cash. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and worldwide economic conditions. In addition, borrowings under our Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein.
Accounting Change in 2003
      We sponsor certain stock option plans. Prior to the third quarter of 2003, we accounted for employee options or share awards under the intrinsic-value method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by APB Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective September 27, 2003, we adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, we have valued all stock option grants beginning with grants made in fiscal 2003. These are being expensed over the vesting period based on the fair value at the date of the grant. The adoption of the fair value method of accounting for stock-based compensation resulted in a charge of $1.6 million and $0.6 million for the fiscal years ended January 1, 2005 and January 3, 2004, respectively.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June  15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on our financial statements.
      In December 2004, the FASB issued SFAS No. 123(R). This statement revises FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R)requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Under the prospective transition method, we have valued all stock option grants beginning with grants made in fiscal 2003. These are being expensed over the vesting period based on the fair value at the date of the grant. Accordingly, we will adopt SFAS No. 123(R) using the modified prospective method commencing with the quarter ending October 1, 2005 for all stock option grants awarded prior to 2003. We estimate that the adoption of SFAS No. 123(R) will result in future additional compensation charges of approximately $0.3 million during fiscal 2005 and there will be no impact to cash flow from operations. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock option grants awarded prior to 2003.
      In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. We have not completed the process of evaluating the impact that will result from adopting this statement and are therefore unable to disclose the impact that adopting FSP 109-1 will have on our financial position and results of operations.

      The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not believe adoption of FSP 109-2 will have a material effect on our financial statements.
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

If we fail to grow our business as planned, our future operating results may suffer. As we grow, it will be difficult to maintain our historical growth rates.
      We intend to continue to pursue a business strategy of increasing sales and earnings by expanding our retail and wholesale operations both in the United States and internationally. Because our ability to implement our growth strategy successfully will be dependent in part on factors beyond our control, including consumer preferences, macro-economic conditions, the competitive environment in the markets in which we compete and other factors, we may not be able to achieve our planned growth or sustain our financial performance. Our ability to anticipate changes in the candle, home fragrance and giftware industries, and identify industry trends, will be critical factors in our ability to grow as planned and remain competitive.
      We expect that, as we continue to grow, it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower margins than our wholesale sales. Our wholesale business has grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. In addition, as we expand our wholesale business into new channels of trade that we believe to be appropriate, sales in some of these new channels may, for competitive reasons within the channels, generate lower margins than do our existing wholesale sales. Similarly, as we continue to broaden our product offerings in order to meet consumer demand, we may do so in part by adding products that, while still very profitable, have lower product margins than those of our extremely profitable core candle products. We cannot assure you that we will continue to grow at a rate comparable to our historic growth rate or that our historic financial performance will continue as we grow.

We may be unable to continue to open new stores successfully.
      Our retail growth strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our growth strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail growth strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or centers n the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. Our retail growth strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and upon favorable economic terms, then our future sales and profits could be negatively affected.

We face significant competition in the giftware industry. This competition could cause our revenues or margins to fall short of expectations which could adversely affect our future operating results, financial condition and liquidity and our ability to continue to grow our business.
      We compete generally for the disposable income of consumers with other producers and retailers in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants and relatively low barriers to entry. Our products compete with other scented and unscented candle, home fragrance and personal care products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our retail stores compete primarily with specialty candle retailers and a variety of other retailers including department stores, gift stores and national specialty retailers that carry candles along with personal care items, giftware and houseware. In addition, while we focus primarily on the premium scented candle segment, scented and unscented candles are also sold outside of that segment by a variety of retailers including mass merchandisers. In our wholesale business, we compete with numerous manufacturers and importers of candles, home fragrance products and other home décor and gift items for the limited space available in our wholesale customer locations for the display and sale of such products to consumers. Some of our competitors are part of large, diversified companies which have greater financial resources and a wider range of product offerings than we do. Many of our competitors source their products from low cost manufacturers outside of the United States. This competitive environment could adversely affect our future revenues and profits, financial condition and liquidity and our ability to continue to grow our business.

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

If we lose our senior executive officers, or are unable to attract and retain the talent required for our business, our business could be disrupted and our financial performance could suffer.
      Our success is substantially dependent upon the retention of our senior executive officers. If one or more of our senior executive officers become unable or unwilling to participate in our business, our future business and financial performance could be materially affected. In addition, as our business grows in size and complexity we must be able to continue to attract, develop and retain qualified personnel sufficient to allow us to adequately manage and grow our business. If we are unable to do so, our operating results could be negatively impacted. We cannot guarantee that we will be able to attract and retain personnel as and when necessary in the future.

Many aspects of our manufacturing and distribution facilities are customized for our business; as a result, the loss of one of these facilities would disrupt our operations.
      Approximately 74% of our sales in 2004 were generated by products we manufacture at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

Seasonal, quarterly and other fluctuations in our business, and general industry and market conditions, could affect the market for our common stock.
      Our sales and operating results vary from quarter to quarter. We have historically realized higher sales and operating income in our fourth quarter, particularly in our retail business, which accounts for a larger portion of our sales. We believe that this has been due primarily to an increase in giftware industry sales during the holiday season of the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, we may also experience quarterly fluctuations in our sales and income depending on various factors, including, among other things, the number of new retail stores we open in a particular quarter, changes in the ordering patterns of our wholesale customers during a particular quarter, pricing and promotional activities of our competitors, and the mix of products sold. Most of our operating expenses, such as rent expense, advertising and promotional expense and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a particular quarter are below our expectations, we might not be able to proportionately reduce operating expenses for that quarter, and therefore a sales shortfall could have a disproportionate effect on our operating results for that quarter. Further, our comparable store sales from our retail business in a particular quarter could be adversely affected by competition, the opening nearby of new retail stores or wholesale locations, economic or other general conditions or our inability to execute a particular business strategy. As a result of these factors, we may report in the future sales, operating results or comparable store sales that do not match the expectations of market analysts and investors. This could cause the trading price of our common stock to decline. In addition, broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Public health epidemics such as Severe Acute Respiratory Syndrome may affect our operating results.
      Approximately 11% of our sales in 2004 were generated by products, primarily accessories, that we purchased overseas. Substantially all of these products were purchased from East Asia. A sustained interruption of the operations of our suppliers, as a result of the impact of Severe Acute Respiratory Syndrome or other similar health epidemics, natural disasters such as the 2004 tsunami, or other factors could have an adverse effect on our ability to receive timely shipments of certain of our products.

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

We are subject to a class action lawsuit in California.
      A class action lawsuit has been filed against us for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in our California retail stores. This complaint was filed in February 2005 and we have therefore only begun to investigate the allegations and have yet to file our answer. While we intend to vigorously defend ourselves against the allegations, it is too early in the litigation process for us to fully evaluate or predict the outcome of the litigation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
      Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At January 1, 2005, we had $75 million outstanding under our Credit Facility, which bears interest at variable rates. At January 1, 2005, the weighted-average interest rate on outstanding borrowings was 2.8%. This facility is intended to fund operating needs and stock repurchases if necessary. Because this facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on January 1, 2005 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.8 million additional annual pre-tax charge or credit to the statements of income.
      The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on January 1, 2005 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.4 million additional pre-tax credit or charge to the annual statements of income.
      We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum-based product. However, its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. In 2004, however, significant increases in the price of crude oil resulted in corresponding increases in the price of petroleum-based wax. These crude oil price increases also negatively impacted our transportation costs. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.
      At this point in time, operations outside of the United States are immaterial. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Stockholders
The Yankee Candle Company, Inc.
South Deerfield, Massachusetts
      We have audited the accompanying consolidated balance sheets of The Yankee Candle Company, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Yankee Candle Company, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.
      As described in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation to conform to the provisions of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” and No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” during the year ended January 3, 2004.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 4, 2005

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 1,	January 3,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,424	$40,730
Accounts receivable less allowance of $765 at January 1, 2005 and $1,332 at January 3, 2004	28,231	24,251
Inventory	46,901	42,186
Prepaid expenses and other current assets	8,112	6,608
Deferred tax assets	3,876	3,128

Total current assets	123,544	116,903
PROPERTY, PLANT AND EQUIPMENT — NET	126,365	114,774
MARKETABLE SECURITIES	1,499	1,604
DEFERRED TAX ASSETS	84,697	100,346
GOODWILL	3,939	—
INTANGIBLE ASSETS	5,860	672
OTHER ASSETS	455	382

TOTAL ASSETS	$346,359	$334,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,246	$23,527
Accrued payroll	14,492	13,348
Accrued income taxes	26,264	22,025
Other accrued liabilities	18,435	15,168
Current portion of long-term debt	—	65,000

Total current liabilities	79,437	139,068
DEFERRED COMPENSATION OBLIGATION	1,659	1,525
LONG-TERM DEBT — Less current portion	75,000	—
DEFERRED RENT	10,600	3,815
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 300,000 shares authorized; 47,309 and 104,397 issued at January 1, 2005 and January 3, 2004, respectively; 47,309 and 50,484 shares outstanding at January 1, 2005 and January 3, 2004, respectively	473	1,044
Additional paid-in capital	105,737	227,145
Treasury stock	—	(313,880)
Retained earnings	73,447	275,790
Accumulated other comprehensive income	6	174

Total stockholders’ equity	179,663	190,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$346,359	$334,681

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fifty-two	Fifty-three	Fifty-two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,
	2005	2004	2002

SALES	$554,202	$508,637	$444,842
COST OF SALES	230,519	215,316	194,748

GROSS PROFIT	323,683	293,321	250,094

OPERATING EXPENSES:
Selling expenses	131,333	115,777	96,714
General and administrative expenses	53,023	50,561	43,549

Total operating expenses	184,356	166,338	140,263

INCOME FROM OPERATIONS	139,327	126,983	109,831

OTHER (INCOME) EXPENSE:
Interest income	(13)	(31)	(23)
Interest expense	4,152	3,826	4,858
Other income	(1,488)	(425)	(420)

Total other expense	2,651	3,370	4,415

INCOME BEFORE PROVISION FOR INCOME TAXES	136,676	123,613	105,416
PROVISION FOR INCOME TAXES	53,987	48,827	41,437

NET INCOME	$82,689	$74,786	$63,979

BASIC EARNINGS PER SHARE	$1.70	$1.41	$1.19

DILUTED EARNINGS PER SHARE	$1.68	$1.40	$1.17

WEIGHTED-AVERAGE BASIC SHARES OUTSTANDING	48,749	53,024	53,896

WEIGHTED-AVERAGE DILUTED SHARES OUTSTANDING	49,136	53,419	54,686

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
	Common Stock		Additional			Unearned	Other
			Paid in	Treasury	Retained	Stock	Comprehensive	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Compensation	Loss	Income	Total

BALANCE, DECEMBER 29, 2001	104,061	$1,041	$224,850	$(213,752)	$137,025	$(522)	$(538)		$148,104
Issuance of common stock and option exercises, including related tax benefits	127	1	1,307	(131)	—	—	—	—	1,177
Costs of 2002 issuance of common stock	—	—	(1,342)	—	—	—	—	—	(1,342)
Amortization of unearned stock compensation	—	—	—	—	—	434	—	—	434
Comprehensive income:
Net income	—	—	—	—	63,979	—	—	63,979	63,979
Foreign currency translation	—	—	—	—	—	—	560	560	560

Comprehensive income	—	—	—	—	—	—	—	$64,539	—

BALANCE, DECEMBER 28, 2002	104,188	1,042	224,815	(213,883)	201,004	(88)	22		212,912
Issuance of common stock and option exercises, including related tax benefits	209	2	2,673	—	—	—	—	—	2,675
Costs of 2003 issuance of common stock	—	—	(976)	—	—	—	—	—	(976)
Stock compensation expense	—	—	633	—	—	88	—	—	721
Payments for the redemption of common stock	—	—	—	(99,997)	—	—	—	—	(99,997)
Comprehensive income:
Net income	—	—	—	—	74,786	—	—	74,786	74,786
Foreign currency translation	—	—	—	—	—	—	152	152	152

Comprehensive income	—	—	—	—	—	—	—	$74,938	—

BALANCE, JANUARY 3, 2004	104,397	1,044	227,145	(313,880)	275,790	—	174		190,273
Issuance of common stock and option exercises, including related tax benefits	305	3	5,305	—	—	—	—	—	5,308
Stock compensation expense	—	—	1,561	—	—	—	—	—	1,561
Payments for the redemption of common stock	—	—	—	(100,000)	—	—	—	—	(100,000)
Retirement of treasury shares	(57,393)	(574)	(128,274)	413,880	(285,032)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	82,689	—	—	82,689	82,689
Foreign currency translation	—	—	—	—	—	—	(168)	(168)	(168)

Comprehensive income	—	—	—	—	—	—	—	$82,521	—

BALANCE, JANUARY 1, 2005	47,309	$473	$105,737	$—	$73,447	$—	$6		$179,663

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks ended	Weeks ended	Weeks ended

	January 1,	January 3,	December 28,
	2005	2004	2002

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$82,689	$74,786	$63,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,850	19,440	17,347
Unrealized (gain) loss on marketable securities	(177)	(365)	135
Stock-based compensation expense	1,561	721	434
Deferred taxes	14,901	12,105	14,995
Loss on disposal and impairments of property and equipment	977	692	567
Changes in assets and liabilities
Accounts receivable, net	(3,703)	1,380	(2,029)
Inventory	(3,107)	(7,359)	(10,564)
Prepaid expenses and other assets	(2,200)	(178)	(1,956)
Accounts payable	(3,308)	2,899	1,540
Accrued expenses and other liabilities	11,841	9,325	7,367

NET CASH PROVIDED BY OPERATING ACTIVITIES	121,324	113,446	91,815

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(28,908)	(22,023)	(25,867)
Proceeds from sale of property and equipment	—	259	1,842
Investments in marketable securities	(446)	(286)	(391)
Proceeds from sale of marketable securities	729	—	263
Cash paid for business acquisition	(11,574)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(40,199)	(22,050)	(24,153)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repurchases of common stock	(100,000)	(99,997)	—
Net proceeds (costs) from issuance of common stock	5,308	1,699	(165)
Net borrowings (repayments) under bank credit agreements	10,000	4,400	(54,400)

NET CASH USED IN FINANCING ACTIVITIES	(84,692)	(93,898)	(54,565)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(739)	(457)	61
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,306)	(2,959)	13,158
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,730	43,689	30,531

CASH AND CASH EQUIVALENTS, END OF YEAR	$36,424	$40,730	$43,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,925	$2,111	$3,444

Income taxes	$33,666	$31,532	$22,181

Purchase of equipment by assumption of capital lease	$—	$—	$172

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002
(In thousands, except share and per share amounts)

1.	Nature of Business
      The Yankee Candle Company, Inc. and subsidiaries (“Yankee Candle” or “the Company”) is the leading designer, manufacturer and branded marketer of premium scented candles in the giftware industry. The Company has a 35-year history of offering its distinctive products and marketing them as affordable luxuries and consumable gifts. Yankee Candle products are available in approximately 185 fragrances and include a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. The Company also sells a wide range of coordinated candle and home décor accessories and has extended its brand into the growing premium home fragrance market segment with products such as Housewarmer® electric home fragrancers, Yankee Candle® branded potpourri, sachets, room sprays and linen sprays, Yankee Candle Car Jars® air fresheners and Yankee Candletm Bath personal care products. The Company sells its products through several channels including wholesale customers who operate approximately 15,600 stores in North America, 345 Company-owned and operated retail stores in 43 states as of January 1, 2005, direct mail catalogs, its Internet web site (www.yankeecandle.com), international distributors and to an international wholesale customer network of approximately 2,200 store locations (through a distribution center located in Bristol, England).

2.	Summary of Significant Accounting Policies
      Basis of Presentation — The fiscal year is the fifty-two or fifty-three weeks ending the Saturday closest to December 31. The fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002 are sometimes referred to as fiscal 2004, fiscal 2003, and fiscal 2002, respectively.
      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
      Accounting Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Sales Recognition — The Company sells its products directly to retail customers and through wholesale channels. Sales from the sale of merchandise to retail customers are recognized at the time of sale while sales from wholesale customers are recognized when risk of loss has passed to the customers. The Company believes that these are the times when persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price is fixed and collectability is reasonably assured. Sales are recognized net of any applicable discounts and allowances. Customers, be they retail or wholesale, do have the right to return product in certain limited situations. Such right of returns have not precluded sales recognition because the Company has a long history with such returns on which it constructs a reserve.
      The Company sells gift certificates and gift cards. At the point of sale of a gift certificate or gift card, the Company records a deferred liability. Sales are recorded upon the redemption of the gift certificate or gift card.
      Cash and Cash Equivalents — The Company considers all short-term interest-bearing investments with original maturities of three months or less to be cash equivalents. Such investments are classified by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)
the Company as “held to maturity” securities under the provisions of Statement of Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are stated at cost, adjusted for amortization of discounts and premiums to maturity.
      Marketable Securities — The Company classifies the marketable securities held in its deferred compensation plan as “trading” securities under SFAS No. 115. In accordance with the provisions of this statement, the investment balance is stated at fair market value, based on quoted market prices. Unrealized gains and losses are reflected in earnings; realized gains and losses are also reflected in earnings and are computed using the specific-identification method. As the assets held in the deferred compensation plan reflect amounts due to employees, but available for general creditors of the Company in the event the Company becomes insolvent, the Company has recorded the investment balance as a noncurrent asset and has established a corresponding other long-term liability entitled “deferred compensation obligation” on the balance sheet.
      The marketable securities held in this plan consist of investments in mutual funds at January 1, 2005 and January 3, 2004. Unrealized gains (losses) included in earnings during the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002 were $74, $364, and $(171), respectively. Realized gains of $159 and $36 were realized during the fifty-two weeks ended January 1, 2005 and December 28, 2002, respectively. There were no realized gains for the fifty-three weeks ended January 3, 2004.
      Inventories — Inventories are stated at the lower of cost or market on a last-in, first-out (“LIFO”) basis. Inventory quantities on hand are regularly reviewed, and where necessary provisions for excess and obsolete inventory are recorded based primarily on the Company’s forecast of product demand and production requirements.
      Property, Plant and Equipment — Property, plant and equipment are stated at cost and are depreciated on the straight-line method based on the estimated useful lives of the various assets. The estimated useful lives are as follows:

Buildings and improvements	5 to 40 years
Computer equipment	2 to 5 years
Furniture and fixtures	5 to 10 years
Equipment	10 years
Vehicles	5 years
      Leasehold improvements are amortized using the straight-line method over the lesser of the estimated life of the improvement or the remaining life of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.
      Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. Changes in goodwill, tradename, customer list and non-competes during the year ended January 1, 2005 were due to the acquisition of GBI Marketing, Inc. (see Note 5). At January 1, 2005, goodwill, all of which is included in the wholesale segment, totaled $3,939.
      The Company amortizes deferred financing costs using the effective-interest method over the life of the related debt. On May 19, 2004, the Company entered into a new $200 million senior unsecured revolving credit facility (the “Credit Facility”) with Citizens Bank of Massachusetts and a syndicate of lenders. The Credit Facility replaced the $150 million revolving credit facility that was scheduled to expire on July 7, 2004. As a result of this transaction, approximately $6,068 of deferred financing costs and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)
$5,866 of related accumulated amortization were written off and $644 of new financing costs was recorded during fiscal 2004.
      Impairment of Long-Lived Assets — The Company reviews the recoverability of its long-lived assets (property, plant and equipment, customer list, tradename, goodwill and trademarks) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable and at least annually in the case of tradename and goodwill. This review is based on the Company’s ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of income. It is possible that future events or circumstances could cause these estimates to change.
      Advertising — The Company expenses the costs of advertising as they are incurred. Advertising expense was $6,944, $8,712 and $7,745 for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002, respectively.
      Income Taxes — The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The provision for income taxes in the consolidated statements of income is the actual computed tax obligation or receivable for the period, plus or minus the change during the period in deferred income tax assets and liabilities.
      Fair Value of Financial Instruments — At January 1, 2005, the estimated fair values of all financial instruments approximate their carrying amounts in the consolidated balance sheets due to (i) the short-term maturity of certain instruments or (ii) the variable interest rate associated with certain instruments which have the effect of repricing such instruments regularly.
      Earnings per Share — Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The denominator in the calculation is based on the following weighted-average number of common shares:

	January 1,	January 3,	December 28,
	2005	2004	2002

Basic	48,749,000	53,024,000	53,896,000
Add:
Contingently returnable shares	—	—	420,000
Shares issuable pursuant to option grants	387,000	395,000	370,000

Diluted	49,136,000	53,419,000	54,686,000

      At January 1, 2005, January 3, 2004 and December 28, 2002, approximately 17,000, 13,000 and 554,000 shares, respectively, issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
      Foreign Operations — Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of foreign subsidiary operations are translated using

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)
average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of other comprehensive income. Foreign currency transaction gains or losses, whether realized or unrealized, are recorded directly in the statements of income.
      Comprehensive Income — Comprehensive income includes all changes in equity during the period except those resulting from transactions with owners of the Company. It has two components: net income and other comprehensive income. Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments. Comprehensive income, net of related tax effects (where applicable), is detailed in the consolidated statements of stockholders’ equity.
      Accounting Change in 2003 — The Company sponsors certain stock option plans. Prior to the third quarter of 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective September 27, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. These are being expensed over the vesting period based on the fair value at the date of the grant. The use of the fair value method of accounting for stock-based compensation resulted in a charge of $1,561 and $633 for the fiscal years ended January 1, 2005 and January 3, 2004, respectively.
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

	January 1,	January 3,	December 28,
	2005	2004	2002

Net income, as reported	$82,689	$74,786	$63,979
Add: Stock-based compensation expense included in reported net income, net of related tax effects	944	436	434
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,073)	(1,831)	(1,900)

Pro forma net income	$81,560	$73,391	$62,513

Earnings per share:
Basic-as reported	$1.70	$1.41	$1.19
Basic-pro forma	$1.67	$1.38	$1.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)

	January 1,	January 3,	December 28,
	2005	2004	2002

Weighted-average basic shares outstanding	48,749,000	53,024,000	53,896,000
Diluted-as reported	$1.68	$1.40	$1.17
Diluted-pro forma	$1.66	$1.37	$1.14
Weighted-average diluted shares outstanding	49,136,000	53,419,000	54,686,000
      The following weighted-average assumptions were used to compute the stock-based compensation expense that was recorded in the Statement of Income in fiscal 2004 and 2003 and the pro forma results of operations for fiscal 2002:

	2004	2003	2002

Volatility	24%	44%	44%
Dividend yield	0%	0%	0%
Risk free interest rate	3.20%	2.85%	2.79%
Expected lives	4 years	4 years	5 years
      Recent Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have a material effect on its financial statements.
      In December 2004, the FASB issued SFAS No. 123(R). This statement revises FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. These are being expensed over the vesting period based on the fair value at the date of the grant. Accordingly, the Company will adopt SFAS No. 123(R) using the modified prospective method commencing with the quarter ending October 1, 2005 for all stock option grants awarded prior to 2003. The Company estimates that the adoption of SFAS No. 123(R) will result in future additional compensation charges of approximately $0.3 million during fiscal 2005 and there will be no impact to cash flow from operations. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option grants awarded prior to 2003.
      In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company has not completed the process of evaluating the impact that will result from adopting this statement and is therefore unable to disclose the impact that adopting FSP 109-1 will have on its financial position and results of operations.
      The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)
The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not believe adoption of FSP 109-2 will have a material effect on its financial statements.
      Prior-Year Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Inventories
      The components of inventory were as follows:

	January 1,	January 3,
	2005	2004

Finished goods	$41,227	$37,537
Work-in-process	284	975
Raw materials and packaging	7,165	4,487

	48,676	42,999
Less LIFO adjustment	(1,775)	(813)

	$46,901	$42,186

4.	Property, Plant and Equipment
      The components of property, plant and equipment were as follows:

	January 1,	January 3,
	2005	2004

Land and improvements	$6,705	$5,039
Buildings and improvements	91,264	77,402
Computer equipment	38,024	33,623
Furniture and fixtures	38,627	34,443
Equipment	32,498	30,706
Vehicles	524	549
Construction in progress	8,084	3,868

Total	215,726	185,630
Less: accumulated depreciation and amortization	(89,361)	(70,856)

	$126,365	$114,774

      Depreciation and amortization expense related to property, plant and equipment was $20,341, $18,118 and $16,045 for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002, respectively. $81, $68 and $119 of interest was capitalized in the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002, respectively.
      Historically, construction allowances were classified on the balance sheet as a reduction of property, plant and equipment and amortized as a reduction of depreciation and amortization expense over the lease term. In the Consolidated Statements of Cash Flows, these allowances were historically recorded as a reduction in the purchase of property and equipment. For the year ended January 1, 2005, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)
recorded a reclassification adjustment and increased property, plant and equipment by $5,800 and increased deferred rent by the same amount for construction allowances.

5.	Business Acquisition
      On June 7, 2004, the Company acquired substantially all of the assets of GBI Marketing, Inc. (“GBI”), a privately owned and operated distributor of selected gift products, including Yankee Candle® products, to fundraising organizations. The total purchase price was approximately $14.6 million, $3.0 million of which is contingent and will be recorded as additional goodwill upon the achievement of certain performance objectives over the next three years. The cash purchase price was borrowed under the Company’s $200 million unsecured Credit Facility. The following table provides an allocation of the purchase price for the acquired assets of GBI:

Cash purchase price	$11,574
Assets acquired:
Property, plant and equipment	251
Non-compete agreements	790
Inventory	1,474
Customer list	3,160
Tradename	1,960
Goodwill	3,939

Total allocation	$11,574

      The customer list asset is being amortized over its estimated useful life of four years. The Company plans to operate a fundraising division using the name GBI Marketing (the “GBI Division”) and, accordingly, the tradename is deemed to have an indefinite life and will not be amortized. The goodwill is tax deductible over a 15 year period. For segment reporting purposes, the GBI Division is included in the Wholesale segment. The GBI Division’s results of operations were immaterial to the Company’s operations during the fifty-two weeks ended January 1, 2005. Historical pro forma results of operations have not been provided due to immateriality.

6.	Goodwill and Intangible Assets
      The following sets forth the intangible assets, excluding goodwill, by major category:

	January 1, 2005			January 3, 2004

	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Indefinite life:
Tradename	$1,960	$—	$1,960	$—	$—	$—
Finite life:
Deferred financing costs	644	(193)	451	6,068	(5,480)	588
Customer list	3,160	(456)	2,704	—	—	—
Non-competes	790	(114)	676	—	—	—
Trademarks	231	(162)	69	231	(147)	84

	4,825	(925)	3,900	6,299	(5,627)	672
Total intangible assets	$6,785	$(925)	$5,860	$6,299	$(5,627)	$672

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)
      The deferred financing costs are being amortized over the life of the Credit Facility. Amortization expense related to the deferred financing costs was $781 and $1,114 for fiscal years 2004 and 2003, respectively. The customer list and non-compete agreements assets are being amortized over their estimated useful lives of four years. Amortization expense related to the customer list and non-compete agreements for the fiscal year 2004 was $570. The trademark asset is being amortized over 15 years. Amortization expense related to the trademark asset was $15 for the fiscal years 2004 and 2003.
      Aggregate amortization expense related to intangible assets at January 1, 2005 in each of the next four fiscal years is expected to be as follows:

2005	$1,224
2006	1,171
2007	1,066
2008	439

Total	$3,900

7.	Concentration of Credit Risk
      The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances aggregated $33,832 and $38,670 at January 1, 2005 and January 3, 2004, respectively. The Company extends credit to its wholesale customers. For the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002, no single customer accounted for more than 7.0%, 6.0% and 4.0% of total sales, respectively.

8.	Long-term Debt
      Long-term debt is summarized as follows:

	January 1,	January 3,
	2005	2004

Term loan	$—	$19,000
Revolving line of credit	75,000	46,000

	75,000	65,000
Less current portion	—	65,000

Non-current portion	$75,000	$—

      On May 19, 2004, the Company entered into a new $200 million senior unsecured revolving credit facility (the “Credit Facility”) with Citizens Bank of Massachusetts and a syndicate of lenders. This new Credit Facility has two Tranches, a $150 million Tranche (“Tranche A”) that expires on May 19, 2007 and a $50 million Tranche (“Tranche B”) that expires on May 18, 2005. The new Credit Facility replaced the $150 million revolving credit facility that was scheduled to expire on July 7, 2004. This new Credit Facility is being used by the Company for, among other things, working capital, letters of credit, repurchase of the Company’s common stock and other general corporate purposes. As of January 1, 2005 and January 3, 2004, the unused portion of the revolving credit facility was $124,119 and $104,000, respectively.
      Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company’s option, the Citizens Bank Base Rate, or Eurodollar Rate. Eurodollar borrowings under Tranche A of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)
Credit Facility include a margin rate ranging from 0.70% to 1.00% and borrowings under Tranche B include a margin rate ranging from 0.75% to 1.05%. These rates vary depending on the Company’s outstanding borrowings. In addition, the Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount. The commitment fee under Tranche A ranges from 0.15% to 0.25% and under Tranche B ranges from 0.10% to 0.20%. Fees for outstanding commercial and standby letters of credit range from 0.70% to 1.00%. The Company is also required to pay a utilization fee on the total Credit Facility of 0.125% once outstanding borrowings exceed $100 million. The weighted-average interest rate on outstanding borrowings at January 1, 2005 was 2.8%.
      The Credit Facility includes restrictions as to, among other things, the amount of additional indebtedness, contingent obligations, liens, investments, asset sales and capital expenditures and requires the maintenance of minimum levels of interest coverage. It also includes a restriction for the payment of dividends. None of the restrictions contained in the Credit Facility are expected to have a significant effect on the ability of the Company to operate.
      Aggregate annual maturities of long-term debt are as follows:

Long-Term
Debt

2005	$—
2006	—
2007	75,000

Total	$75,000

9.	Provision for Income Taxes
      Income tax expense, exclusive of that relating to extraordinary items, consists of the following:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,
	2005	2004	2002

Federal:
Current	34,721	$32,956	$23,694
Deferred	13,237	10,863	13,437

Total federal	47,958	43,819	37,131

State:
Current	4,365	3,766	2,748
Deferred	1,664	1,242	1,558

Total state	6,029	5,008	4,306

Total income tax provision	$53,987	$48,827	$41,437

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)
opinion of management, the Company will have sufficient profits in the future to realize the deferred tax asset.
      The tax effect of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	January 1, 2005		January 3, 2004

	Current	Non-current	Current	Non-current

Deferred tax assets:
Basis differential as a result of a basis step-up for tax	$—	$97,134	$—	$108,824
Foreign net operating loss carryforwards	—	2,898	—	2,549
Deferred compensation arrangements, including stock-based compensation	647	801	595	247
Employee benefits	1,620	—	1,101	—
Restructuring accrual	212	—	310	—
Other	1,397	2,170	1,122	417
Valuation allowance	—	(2,898)	—	(2,549)
Deferred tax liabilities — fixed assets	—	(15,408)	—	(9,142)

	$3,876	$84,697	$3,128	$100,346

      A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

	Fifty-two	Fifty-three	Fifty-two
	weeks ended	weeks ended	weeks ended
	January 1,	January 3,	December 28,
	2005	2004	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	4.4	4.0	4.0
Other, including increase in valuation allowance	0.1	0.5	0.3

	39.5%	39.5%	39.3%

      At January 1, 2005, the Company had foreign net operating loss carryforwards totaling approximately $9,660. A valuation allowance has been established for these net operating losses.

10.	Profit Sharing Plan
      The Company maintains a profit sharing plan (the “Plan”) under section 401(k) of the Internal Revenue Code. Under the terms of the Plan the Company may make discretionary matching contributions in an amount, if any, to be determined annually based on a percentage of the employee’s pretax contributions. Matching contributions, if made, are subject to a maximum of 2% of the employee’s eligible earnings, as defined in the Plan. Employer matching contributions amounted to $996, $815 and $731 for fiscal 2004, 2003 and 2002, respectively. The Company, at its discretion, may also make annual profit sharing contributions to the Plan. For the fifty-two weeks ended January 1, 2005 and the fifty-three weeks ended January 3, 2004, the Company incurred $350 and $500, respectively, for profit sharing contributions. There were no profit sharing contributions in fiscal 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)

11.	Deferred Compensation
      The Company has a deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees’ compensation up to a maximum of $20 per employee per year. Employer contributions amounted to $160, $135 and $94 for fiscal 2004, 2003 and 2002, respectively. Benefits under the plan will be paid in a lump sum upon termination of the plan or termination of employment. Benefits paid to retired or terminated employees during fiscal 2004 and 2002 were $450 and $263, respectively. There were no benefits paid in fiscal 2003.

12.	Stockholders’ Equity
      Common Stock — As of January 1, 2005 and January 3, 2004, the Company had 47,309,000 and 104,397,000 shares of common stock (par value $.01) issued, respectively. In connection with the recapitalization of the Company in 1998, the Company repurchased for treasury approximately 49,560,000 shares of common stock. Subsequently, pursuant to a stock repurchase program adopted May 9, 2003, the Company repurchased a total of 4,084,200 shares for an aggregate purchase price of approximately $100,000. These shares were also held in treasury. On February 12, 2004, the Board of Directors authorized a new stock repurchase program for the repurchase of up to $100,000 of outstanding shares. Under this stock repurchase program, the Company repurchased a total of 3,480,149 shares for an aggregate purchase price of approximately $100,000.
      Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D eliminates the concept of treasury shares and provides that shares reacquired by a company are to be treated as authorized but unissued shares of common stock. Accordingly, as of July 1, 2004, the Company has redesignated its existing treasury shares, at an aggregate cost of $413,880 through January 1, 2005, as authorized but unissued shares and has allocated this amount to the common stock’s par value, additional paid-in capital and retained earnings.
      Options to purchase common stock were granted to key employees and directors of the Company in 1998 (the “1998 Plan”). The options granted under the 1998 Plan were “nonqualified” for tax purposes. For financial reporting purposes, the award of the right to purchase stock and the grant of options, in certain cases, were considered to be below the fair value of the stock at the time of grant. The fair value was determined based on an appraisal conducted by an independent appraisal firm as of the relevant dates. The differences between fair value and the purchase price or the exercise price was being charged to compensation expense over the relevant vesting period — generally between three and five years. In the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002, such expense aggregated $88 and $434, respectively. There was no expense recorded in the fifty-two weeks ended January 1, 2005.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)
      A summary of the status of option grants and changes during the period ending on that date are presented below:

			Weighted Average	Weighted Average
		Range of Exercise	Exercise Price	Grant Date Fair
	Options	Prices	Per Share	Value

Outstanding at December 29, 2001	1,396,528	$4.25-$21.125	$11.51
Granted	236,500	16.80-21.30	21.16	$8.95
Exercised	(126,679)	4.25-21.13	5.43
Forfeited	(5,000)	16.88	16.88

Outstanding at December 28, 2002	1,501,349	4.25-21.30	13.89
Granted	555,000	16.05-28.53	21.45	8.01
Exercised	(209,108)	4.25-21.13	7.09
Forfeited	(10,750)	21.125-21.30	18.18

Outstanding at January 3, 2004	1,836,491	4.25-28.53	16.93
Granted	373,250	27.11-29.75	27.42	6.99
Exercised	(304,854)	4.25-21.30	13.38
Forfeited	(33,000)	21.15-21.30	21.18

Outstanding at January 1, 2005	1,871,887	$4.25-$29.75	$19.52

      During fiscal 2004, the Company granted 68,650 performance share awards when the market price of the Company’s stock was $27.99 per share. These awards were granted under the 1999 Plan and are not included in the table above. Performance share awards entitle recipients to receive shares of the Company’s common stock without payment of any purchase price, with the number of shares actually received, if any, contingent upon the Company satisfying specified financial performance metrics (such as earnings per share) over the time period specified in the award, all as pre-approved by the Compensation Committee of the Company’s Board of Directors.
      Under the existing stock option and award plans, there are 449,726 shares available for future grants at January 1, 2005. Options were exercisable for 836,512, 716,118 and 564,436 shares of common stock at a weighted average exercise price of $15.93, $13.88 and $11.55 per share at January 1, 2005, January 3, 2004 and December 28, 2002, respectively.
      The following table summarizes information about the Company’s stock options outstanding at January 1, 2005:

			Average
			Remaining
	Options	Options	Life
Range of Exercise Prices	Outstanding	Exercisable	(Years)

$4.25	41,030	41,030	3.56
11.88-16.20	551,250	406,250	6.26
16.80-18.00	199,107	158,732	5.60
21.13-29.75	1,080,500	230,500	8.61

$4.25-$29.75	1,871,887	836,512	7.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)

13.	Commitments and Contingencies
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
      The aggregate annual future minimum lease commitments under operating leases as of January 1, 2005 are as follows:

Operating
Leases

2005	$25,603
2006	24,451
2007	23,311
2008	22,665
2009	21,020
Thereafter	62,582

Total minimum lease payments	$179,632

      Rent expense, including contingent rentals, for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002 was approximately $23,426, $20,851 and $17,975, respectively. Included in rent expense were contingent rental payments of approximately $623, $802 and $996, for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002, respectively.
      The Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14.	Segments of Enterprise and Related Information
      The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the “CEO”) reviews the results of the Company and its subsidiaries’ businesses. The Company has two reportable segments — retail and wholesale. The identification of these segments results from management’s recognition that while the product produced is similar, the type of customer for the product and services and the methods used to distribute the product are different.
      The CEO evaluates both its retail and wholesale operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other category. Other components of the statement of income, which are classified below operating income, are also not allocated by segments. The Company does not account for or report assets, capital expenditures or depreciation and amortization by segment to the CEO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)
      The following are the relevant data for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002:

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
	Retail	Wholesale	Other	Income

Fifty-Two Weeks Ended January 1, 2005
Sales	$283,482	$270,720	$—	$554,202
Gross Profit	192,821	130,862	—	323,683
Operating Margin	76,720	115,631	(53,024)	139,327
Other income (expense)	—	—	(2,651)	(2,651)
Income before provision for income taxes	—	—	—	136,676
Fifty-Three Weeks Ended January 3, 2004
Sales	$266,649	$241,988	$—	$508,637
Gross Profit	179,826	113,495	—	293,321
Operating Margin	75,968	101,576	(50,561)	126,983
Other income (expense)	—	—	(3,370)	(3,370)
Income before provision for income taxes	—	—	—	123,613
Fifty-Two Weeks Ended December 28, 2002
Sales	$239,920	$204,922	$—	$444,842
Gross Profit	153,520	96,574	—	250,094
Operating Margin	66,168	87,212	(43,549)	109,831
Other income (expense)	—	—	(4,415)	(4,415)
Income before provision for income taxes	—	—	—	105,416

15.	Valuation and Qualifying Accounts

				Balance at
	Balance at Beginning	Charged to Costs	Deductions from	End of Fiscal
Allowance for Doubtful Accounts	of Fiscal Year	and Expenses	Reserves	Year

YEAR ENDED JANUARY 1, 2005:
Allowance for doubtful accounts	$1,332	$240	$(807)	$765
YEAR ENDED JANUARY 3, 2004:
Allowance for doubtful accounts	$325	$1,316	$(309)	$1,332
YEAR ENDED DECEMBER 28, 2002:
Allowance for doubtful accounts	$325	$212	$(212)	$325
      Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two Weeks Ended January 1, 2005, Fifty-three Weeks Ended January 3, 2004 and
Fifty-two Weeks Ended December 28, 2002 — (Continued)

16.	Quarterly Financial Data (Unaudited)

	Fifty-Two Weeks Ended January 1, 2005

	April 3	July 3	October 2	January 1

	(Dollars in thousands, except per share data)
Sales	$106,519	$100,908	$127,913	$218,862
Cost of sales	47,372	43,895	54,906	84,346

Gross profit	59,147	57,013	73,007	134,516
Selling expenses	27,852	29,763	31,814	41,905
General and administrative expenses	13,240	12,312	13,862	13,609

Income from operations	18,055	14,938	27,331	79,002
Interest income	(5)	(4)	—	(4)
Interest expense	809	1,159	1,093	1,091
Other (income) expense	(92)	(134)	118	(1,380)

Income before provision for income taxes	17,343	13,917	26,120	79,295
Provision for income taxes	6,850	5,497	10,317	31,322

Net income	$10,493	$8,420	$15,803	$47,973

BASIC EARNINGS PER SHARE	$0.21	$0.17	$0.33	$1.01

DILUTED EARNINGS PER SHARE	$0.21	$0.17	$0.33	$1.00

	Fifty-Three Weeks Ended January 3, 2004

	March 29	June 28	September 27	January 3

	(Dollars in thousands, except per share data)
Sales	$97,052	$92,393	$114,134	$205,058
Cost of sales	44,078	41,218	49,906	80,114

Gross profit	52,974	51,175	64,228	124,944
Selling expenses	24,700	26,839	28,653	35,585
General and administrative expenses	12,448	11,679	12,146	14,289

Income from operations	15,826	12,657	23,429	75,070
Interest income	(3)	(24)	(2)	(2)
Interest expense	786	815	873	1,352
Other (income) expense	126	37	(19)	(569)

Income before provision for income taxes	14,917	11,829	22,577	74,289
Provision for income taxes	5,892	4,672	8,918	29,344

Net income	$9,025	$7,157	$13,659	$44,945

BASIC EARNINGS PER SHARE	$0.17	$0.13	$0.26	$0.88

DILUTED EARNINGS PER SHARE	$0.17	$0.13	$0.26	$0.88

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
1. Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of January 1, 2005. Based on this evaluation, our CEO and CFO concluded that, as of January 1, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
2. Internal Control over Financial Reporting
      (a) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 1, 2005 our internal control over financial reporting is effective based on the above criteria.

Deloitte & Touche LLP, our independent auditors, have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 50 of this Annual Report on Form 10-K.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect all material misstatements. Projections of any current evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate, or other such factors.
      (b) Attestation Report of Independent Auditor

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Stockholders
The Yankee Candle Company, Inc.
South Deerfield, Massachusetts

We have audited management’s assessment, included in the Management’s Report on Internal Control over Financial Reporting included in Item 9A of Form 10-K, that The Yankee Candle Company, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fifty-two weeks ended January 1, 2005 of the Company and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the change in the Company’s accounting for employee stock-based compensation in 2003.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 4, 2005

(c)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III
      Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2005 Annual Meeting of Stockholders to be held on June 2, 2005 (the “Proxy Statement”), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors and Executive Officers of the Registrant
      Except as set forth below, the information required by this item is incorporated by reference from the information under the captions “Election of Directors”, “Board of Directors and Corporate Governance Information” and “Report of the Audit Committee of the Board of Directors” contained in the Proxy Statement and the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” and “Report of the Compensation Committee of the Board of Directors” contained in the Proxy Statement.

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
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements

The consolidated financial statements listed below are included in this document under Item 8.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	Exhibits See the exhibit index accompanying this filing.

(c)	Financial Statement Schedules

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

EXHIBIT INDEX

3.1	Form of Restated Articles of Organization of The Yankee Candle Company, Inc.(1)
3.2	Form of Amended and Restated By-Laws of The Yankee Candle Company, Inc.(1)
4.1	Form of Common Stock Certificate.(1)
10.1	Form of outside director Stock Option Agreement. (1)+
10.2	Form of outside director Stockholder’s Agreement. (1)+
10.3	Form of Employee Stockholder’s Agreement.(1)+
10.4	The Yankee Candle Company Inc. Employee Stock Option Plan and form of Stock Option Agreement.(1)+
10.5	The Yankee Candle Company, Inc. 1999 Stock Option and Award Plan.(1)+
10.6	Form of Stockholder’s Agreement between The Yankee Candle Company, Inc. and employees.(1)+
10.7	Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers.(1)
10.8	Form of Credit Agreement among The Yankee Candle Company, Inc., The Chase Manhattan Bank, as sole administrative agent, and the banks and other financial institutions party thereto.(1)
10.9	Employment Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Craig W. Rydin.(2)+
10.10	Employment Letter Agreement dated August 31, 2000 between The Yankee Candle Company, Inc. and Paul J. Hill (3)+
10.11	Employment Letter Agreement dated May 2, 2001 between The Yankee Candle Company, Inc. and Harlan Kent.(3)+
10.12	Form of Credit Agreement among The Yankee Candle Company, Inc., Citizens Bank of Massachusetts, as sole administrative agent, and other banks and financial institutions party thereto.(4)
10.13	Management Incentive Plan for 2004 Fiscal Year for Executive Committee Members — Corporate (5)+
10.14	Management Incentive Plan for 2004 Fiscal Year for Executive Committee Members — Business Unit (5)+
10.15	Management Incentive Plan for the 2005 Fiscal Year (6)+
10.16	Form of Award of Performance Shares Agreement (7)+
10.17	2005 Director Compensation Plan (7)+
23.1	Consent of Deloitte and Touche LLP(7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Incorporated by reference from the Company’s Registration Statements on Form S-1 (File No. 333-76397).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2001.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2004.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2005.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 14, 2005.

(7)	Filed herewith.

+	Compensation contract/plan affecting Company’s Management and/or Board of Directors.

SIGNATURES
      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2005.

The Yankee Candle Company, Inc.

By	/s/ Craig W. Rydin

Craig W. Rydin
Chief Executive Officer

Signature	Capacity

/s/ CRAIG W. RYDIN Craig W. Rydin	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT R. SPELLMAN Robert R. Spellman	Director, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD F. LYNCH Gerald F. Lynch	Vice President, Controller (Principal Accounting Officer)

/s/ DALE F. FREY Dale F. Frey	Director

/s/ MICHAEL F. HINES Michael F. Hines	Director

/s/ SANDRA J. HORBACH Sandra J. Horbach	Director

/s/ CAROL M. MEYROWITZ Carol M. Meyrowitz	Director

/s/ ROBERT J. O’CONNELL Robert J. O’Connell	Director

/s/ MICHAEL B. POLK Michael B. Polk	Director

/s/ RONALD L. SARGENT Ronald L. Sargent	Director

/s/ DOREEN A. WRIGHT Doreen A. Wright	Director