Form 10-Q
period 2005-04-02
YANKEE CANDLE CO INC
filed 2005-05-12
CIK 1084242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

The registrant had 45,403,048 shares of Common Stock, par value $0.01, outstanding as of May 9, 2005.

THE YANKEE CANDLE COMPANY, INC.

FORM 10-Q – Quarter Ended April 2, 2005

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

PART I. Financial Information

Item 1. Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 2,	January 1,
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,135	$36,424
Accounts receivable, net	33,919	28,231
Inventory	47,905	46,901
Prepaid expenses and other current assets	8,606	8,112
Deferred tax assets	4,129	3,876

TOTAL CURRENT ASSETS	112,694	123,544

PROPERTY, PLANT AND EQUIPMENT-NET	124,976	126,365
MARKETABLE SECURITIES	1,807	1,499
DEFERRED TAX ASSETS	82,439	84,697
GOODWILL	3,939	3,939
INTANGIBLE ASSETS	6,137	5,860
OTHER ASSETS	458	455

TOTAL ASSETS	$332,450	$346,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,793	$20,246
Accrued payroll	10,185	14,492
Accrued income taxes	5,164	26,264
Other accrued liabilities	11,752	18,435

TOTAL CURRENT LIABILITIES	47,894	79,437

DEFERRED COMPENSATION OBLIGATION	1,848	1,659
LONG-TERM DEBT	120,000	75,000
DEFERRED RENT	10,791	10,600
STOCKHOLDERS’ EQUITY	151,917	179,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$332,450	$346,359

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
Sales	$119,255	$106,519
Cost of sales	54,424	47,372

Gross profit	64,831	59,147
Selling expenses	32,493	27,852
General and administrative expenses	13,532	13,240

Income from operations	18,806	18,055
Interest income	(6)	(5)
Interest expense	936	809
Other expense (income)	218	(92)

Income before provision for income taxes	17,658	17,343
Provision for income taxes	6,887	6,850

Net income	$10,771	$10,493

Basic earnings per share	$0.23	$0.21

Diluted earnings per share	$0.23	$0.21

Weighted average shares:
Basic	46,877	50,281

Diluted	47,312	50,692

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$10,771	$10,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,908	5,107
Unrealized loss (gain) on marketable securities	36	(53)
Stock-based compensation expense	746	283
Deferred taxes	2,004	3,350
Loss on disposal of fixed assets	2	8

Changes in assets and liabilities:
Accounts receivable, net	(5,795)	(5,188)
Inventory	(1,113)	(8,217)
Prepaid expenses and other assets	(550)	(1,857)
Investments in marketable securities	(344)	(296)
Accounts payable	564	(5,440)
Accrued expenses and other liabilities	(31,496)	(24,765)

NET CASH USED IN OPERATING ACTIVITIES	(19,267)	(26,575)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(3,956)	(3,000)
Purchase of intangible assets	(604)	—
Proceeds from sale of property and equipment	10	6

NET CASH USED IN INVESTING ACTIVITIES	(4,550)	(2,994)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements	45,000	35,000
Payments for redemption of common stock	(39,911)	(22,846)
Principal payments on long-term debt	—	(9,500)
Net proceeds from issuance of common stock	465	1,856

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,554	4,510

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26)	18

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,289)	(25,041)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,424	40,730

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,135	$15,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$462	$242

Income taxes	$25,846	$20,070

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

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 1, 2005 included in the Company’s Annual Report on Form 10-K.

2. NEW ACCOUNTING POLICY

During the first quarter of 2005, the Company adopted a new accounting policy related to rent expense as it relates to operating leases. Under the new accounting policy, rent expense is recognized on a straight-line basis, including consideration of rent holidays and applicable rent escalations over the term of the lease. The Company begins to recognize rent expense on the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased premises or has rights to use the property for construction purposes. Straight-line rent recorded during the construction period is capitalized as a component of the historical cost of leasehold improvements included in property and equipment. The capitalized rent is amortized over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during the Company’s pre-opening period (generally from the date of construction completion through store open date) is recorded as a pre-opening expense.

3. INVENTORIES

The components of inventory were as follows:

	April 2,	January 1,
	2005	2005
Finished goods	$42,424	$41,227
Work-in-process	406	284
Raw materials and packaging	6,850	7,165

	49,680	48,676
Less LIFO adjustment	(1,775)	(1,775)

	$47,905	$46,901

4. GOODWILL AND INTANGIBLE ASSETS

The following sets forth the intangible assets, excluding goodwill, by major category:

		April 2, 2005			January 1, 2005
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradename	$1,960	$—	$1,960	$1,960	$—	$1,960
Finite life:
Deferred financing costs	644	(270)	374	644	(193)	451
Customer list	3,160	(653)	2,507	3,160	(456)	2,704
Non-competes	963	(163)	800	790	(114)	676
Trademarks	231	(166)	65	231	(162)	69
Formulas	431	—	431	—	—	—

	5,429	(1,252)	4,177	4,825	(925)	3,900

Total intangible assets	$7,389	$(1,252)	$6,137	$6,785	$(925)	$5,860

During the thirteen weeks ended April 2, 2005 the Company purchased certain product formulas from Innovation2, LLC and entered into non-compete agreements with certain related principals from Innovation2, LLC. These product formulas and non-compete agreements will be amortized over their estimated useful lives of three years commencing in the second fiscal quarter of 2005. The previously existing non-compete agreements and customer lists assets acquired from GBI Marketing, Inc. are being amortized over their estimated useful lives of four years. Amortization expense related to the customer list and non-compete agreements for the thirteen weeks ended April 2, 2005 was $246. The trademark asset is being amortized over 15 years. Amortization expense related to the trademark asset was $4 and zero for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. The deferred financing costs are being amortized over the life of the Credit Facility. Amortization expense related to the deferred financing costs was $77 and $278 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively.

Aggregate amortization expense related to intangible assets at April 2, 2005 in the remainder of fiscal 2005 and in each of the next three fiscal years is expected to be as follows:

2005	$1,048
2006	1,372
2007	1,267
2008	490

Total	$4,177

5. LONG-TERM DEBT

The Company has a $200 million senior unsecured revolving credit facility (the “Credit Facility”) with Citizens Bank of Massachusetts and a syndicate of lenders. The Credit Facility has two Tranches, a $150 million Tranche (“Tranche A”) that expires on May 19, 2007 and a $50 million Tranche (“Tranche B”) that expires on May 18, 2005. The Credit Facility is being used by the Company for, among other things, working capital, letters of credit, repurchase of the Company’s common stock and other general corporate purposes.

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

•	a consolidated total debt to consolidated EBITDA ratio of no more than 2.00 to 1.00 at January 1, 2005 and for subsequent fiscal quarters (at April 2, 2005 this ratio was 0.74 to 1.00 ).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 2.00 to 1.00 for fiscal 2005; and no less than 2.25 to 1.00 during fiscal 2006 and thereafter (at April 2, 2005 this ratio was 4.26 to 1.00).

The Credit Facility defines EBITDA as the Company’s consolidated net income, plus the amount of net interest expense, depreciation and amortization, income taxes, and certain non-cash compensation expenses.

As of April 2, 2005, $120 million was outstanding under the revolving credit facility and $0.9 million was outstanding for letters of credit, leaving $79.1 million in availability. As of April 2, 2005, the Company was in compliance with all covenants under the Credit Facility.

The Company is currently in negotiations to amend its Credit Facility to provide a $250 million senior unsecured revolving credit facility with a five-year term, and has signed a commitment letter with Citizens Bank and RBS Securities Corporation relating to this amendment. The amended facility would replace Tranches A and B described above. The Company currently anticipates executing an amendment prior to May 18, 2005.

6. INCOME TAXES

The Company’s effective tax rate in the first quarters of fiscal 2005 and 2004 was 39.0% and 39.5%, respectively. The decrease from 39.5% is due to the deduction for Domestic Production Activities Income available to the Company under the new American Jobs Creation Act. The Company has provided and expects to continue to provide in 2005 a valuation allowance against the deferred tax asset for its international operations. As a result, it is anticipated that the effective tax rate for 2005 will be approximately 39.0%. Management re-evaluates the Company’s effective tax rate on a quarterly basis.

7. EARNINGS PER SHARE

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

	For the Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
	(in thousands)
Basic	46,877	50,281
Add:
Shares issuable pursuant to stock option grants	435	411

Diluted	47,312	50,692

At April 2, 2005 and April 3, 2004 approximately 27 and 34 shares, respectively, issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

8. STOCK BASED COMPENSATION

The Company sponsors stock option plans. Prior to the third quarter of fiscal 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective in the third quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. The fair value of these options is being expensed over the vesting period based on the fair value at the date of the grant. Stock-based compensation charges amounted to $746 and $283 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. In the first quarter of fiscal 2006 in accordance with SFAS No. 123(R), “Share-Based Payment,” the Company will be required to record the fair value of stock options for all unvested options granted prior to 2003. The Company estimates this will result in additional stock compensation expense of approximately $0.3 million during fiscal 2006.

Awards under the Company’s option plans vest, in general, over a four year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income for all periods presented in the Company’s historical consolidated Statements of Income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Net income, as reported	$10,771	$10,493
Add: Stock-based compensation expense included in reported net income, net of related tax effects	455	171
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(584)	(453)

Pro forma net income	$10,642	$10,211

Earnings per share:
Basic-as reported	$0.23	$0.21
Basic-pro forma	$0.23	$0.20
Weighted average basic shares outstanding	46,877	50,281

Diluted-as reported	$0.23	$0.21
Diluted-pro forma	$0.22	$0.20
Weighted average diluted shares outstanding	47,312	50,692

The following weighted-average assumptions were used to compute the pro forma stock-based compensation expense for fiscal 2005 and 2004 and the stock option expense that was recorded in the Condensed Consolidated Statements of Income in the first quarter of fiscal 2005 and 2004:

	2005	2004
Volatility	34%	36%
Dividend yield	0%	0%
Risk free interest rate	3.14%	3.00%
Expected lives	4 years	4 years

9. STOCK REPURCHASE PROGRAM

On December 7, 2004 the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of Yankee Candle common stock commencing in fiscal 2005. During the thirteen weeks ended April 2, 2005 the Company repurchased a total of 1,286 shares of common stock for an aggregate purchase price of $39.9 million. During the thirteen weeks ended April 3, 2004, under a separate authorization from the Board of Directors, the Company repurchased a total of 806 shares of common stock for an aggregate purchase price of $22.8 million.

10. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

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

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen weeks ended April 2, 2005	Retail	Wholesale	Other	Income
Sales	$51,819	$67,436	$—	$119,255
Gross Profit	31,441	33,390	—	64,831
Operating Margin	3,102	29,236	(13,532)	18,806
Other expense	—	—	(1,148)	(1,148)
Income before provision for income taxes	—	—	—	17,658

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen weeks ended April 3, 2004	Retail	Wholesale	Other	Income
Sales	$45,904	$60,615	$—	$106,519
Gross Profit	30,581	28,566	—	59,147
Operating Margin	6,010	25,285	(13,240)	18,055
Other expense	—	—	(712)	(712)
Income before provision for income taxes	—	—	—	17,343

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, restructuring costs, bad debts, intangible assets, income taxes, debt service and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

Sales/receivables

We sell our products both directly to retail customers and through wholesale channels. Sales to retail customers are recognized at the time of sale, while sales to wholesale customers are recognized when risk of loss has passed to the customers. We believe that this is the time that persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Sales are recognized net of any applicable discounts and allowances. Customers, be they retail or wholesale, do have the right to return product to us in certain limited situations. Such rights of return have not precluded sales recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.

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

Taxes

We have a significant net deferred tax asset recorded on our condensed consolidated balance sheet. This asset arose at the time of our recapitalization in 1998 and is a future tax benefit for us. The realization of this future tax benefit is dependent upon our future profitability. We have made an assessment that this asset is likely to be recovered and is appropriately reflected on the balance sheet. Should we find that we are not able to utilize this benefit in the future, we would have to record a reserve for all or a part of this asset, which would adversely affect our operating results and cash flows.

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

Operating Leases

Rent expense is recognized on a straight-line basis, including consideration of rent holidays and applicable rent escalations over the term of the lease. We begin to recognize rent expense on the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the leased premises or have rights to use the property for construction purposes. Straight-line rent recorded during the construction period is capitalized as a component of the historical cost of leasehold improvements included in property and equipment. The capitalized rent is amortized over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our pre-opening period (generally from the date of construction completion through store open date) is recorded as a pre-opening expense.

Stock based compensation

Effective in 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation.” Under the prospective transition method selected by us, as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. Fair value is determined based on a variety of factors, all of which are estimates subject to judgment. Changes in estimated lives of options, risk free interest rates or exercise patterns could impact our results of operations. We recorded a charge of approximately $0.7 million and $0.3 million for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. In the first quarter of fiscal 2006 in accordance with SFAS No. 123(R), “Share-Based Payment,” we will be required to record the fair value of stock options for all unvested options granted prior to 2003. We estimate this will result in additional stock compensation expense of approximately $0.3 million during fiscal 2006.

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

RESULTS OF OPERATIONS – Thirteen weeks ended April 2, 2005 versus thirteen weeks ended April 3, 2004

SALES

Sales increased 12.0% to $119.3 million for the thirteen weeks ended April 2, 2005 from $106.5 million for the thirteen weeks ended April 3, 2004. Wholesale sales, including European operations, increased 11.3% to $67.4 million for the thirteen weeks ended April 2, 2005 from $60.6 million for the thirteen weeks ended April 3, 2004. This growth was achieved primarily by increasing sales to existing locations and to a lesser extent by increasing the number of wholesale locations.

Retail sales increased 12.9% to $51.8 million for the thirteen weeks ended April 2, 2005 from $45.9 million for the thirteen weeks ended April 3, 2004. The increase in retail sales was due primarily to increased sales attributable to the 60 stores opened in 2004 (which in 2004 were open for less than a full year), and to a lesser extent to the addition of 13 new stores in the thirteen weeks ended April 2, 2005. We closed one underperforming retail store during the thirteen weeks ended April 2, 2005. Comparable store and catalog and Internet sales for the thirteen weeks ended April 2, 2005 increased 2.0% compared to the thirteen weeks ended April 3, 2004. Retail comparable store sales for the thirteen weeks ended April 2, 2005 increased 1.0% compared to the thirteen weeks ended April 3, 2004. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 295 stores included in the comparable store base as of April 2, 2005, and 45 of these stores were included for less than a full year. There were 357 retail stores open as of April 2, 2005 compared to 300 retail stores open as of April 3, 2004 and 345 retail stores open as of January 1, 2005.

GROSS PROFIT

Gross profit increased 9.6% to $64.8 million for the thirteen weeks ended April 2, 2005 from $59.1 million for the thirteen weeks ended April 3, 2004. As a percentage of sales, gross profit decreased to 54.4% for the thirteen weeks ended April 2, 2005 from 55.5% for the thirteen weeks ended April 3, 2004. The increase in gross profit dollars was primarily attributable to an increase in sales. The decrease in gross profit rate was primarily the result of discounts associated with the sell-through of holiday and discontinued merchandise in the retail business during our extended January clearance program offset, in part, by improved productivity in supply chain operations.

SELLING EXPENSES

Selling expenses increased 16.7% to $32.5 million for the thirteen weeks ended April 2, 2005 from $27.9 million for the thirteen weeks ended April 3, 2004. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 27.2% for the thirteen weeks ended April 2, 2005 from 26.1% for the thirteen weeks ended April 3, 2004. The increase in selling expenses in dollars and as a percentage of sales was primarily related to the continued growth in the number of retail stores, from 300 as of April 3, 2004 to 357 as of April 2, 2005. These new stores are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $29.2 million, or 43.4% of wholesale sales, for the thirteen weeks ended April 2, 2005 compared to $25.3 million, or 41.7% of wholesale sales, for the thirteen weeks ended April 3, 2004. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and increased wholesale gross profit dollars and rate. Segment profitability for our retail operations was $3.1 million or 6.0% of retail sales for the thirteen weeks ended April 2, 2005 compared to $6.0 million or 13.1% of retail sales for the thirteen weeks ended April 3, 2004. The decrease in retail segment profitability in dollars and as a percentage of sales was primarily the result of discounts associated with the sell-through of holiday and discontinued merchandise in the retail business during our extended January clearance program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 2.2% to $13.5 million for the thirteen weeks ended April 2, 2005 from $13.2 million for the thirteen weeks ended April 3, 2004. As a percentage of sales, general and administrative expenses decreased to 11.3% for the thirteen weeks ended April 2, 2005 from 12.4% for the thirteen weeks ended April 3, 2004. The increase in general and administrative expense in dollars in 2005 compared to 2004 was primarily attributable to labor costs associated with new hires made during the latter part of 2004 and to an increase in stock-based compensation expense in 2005 compared to 2004. The decrease in general and administrative expense as a percentage of sales for 2005 compared to 2004 was primarily due to our leveraging of these expenses over a larger sales base.

NET OTHER EXPENSE

Net other expense was $1.1 million for the thirteen weeks ended April 2, 2005, compared to $0.7 million for the thirteen weeks ended April 3, 2004. The increase in interest expense is primarily attributable to an increase in the average daily debt outstanding for the thirteen weeks ended April 2, 2005 compared to the thirteen weeks ended April 3, 2004 along with an increase in the borrowing rates under our credit facility.

PROVISION FOR INCOME TAXES

The effective tax rate for the thirteen weeks ended April 2, 2005 and April 3, 2004 was 39.0% and 39.5%, respectively. The decrease from 39.5% is due to the deduction for Domestic Production Activities Income available to us under the new American Jobs Creation Act. We have provided and expect to continue to provide in 2005 a valuation allowance against the deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2005 will be approximately 39.0%. We re-evaluate our effective tax rate on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 2, 2005 decreased by $18.3 million compared to January 1, 2005. This decrease was due mainly to cash used in operating activities of $19.3 million, which includes total payments of $25.8 million for corporate income taxes for fiscal 2004 and fiscal 2005. Capital expenditures for the thirteen weeks ended April 2, 2005 were $4.0 million, primarily related to the capital requirements to open 13 new stores, construction costs associated with our 65,000 square foot flagship store in Williamsburg, Virginia as well as investments in supply chain operations. Net cash provided by financing activities was $5.5 million for the thirteen weeks ended April 2, 2005, which represents net borrowings of $45.0 million under our credit facility used primarily to repurchase common stock and to fund operations.

On December 7, 2004 we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100.0 million of Yankee Candle common stock commencing in fiscal 2005. During the thirteen weeks ended April 2, 2005 we repurchased a total of 1,286,475 shares of common stock for an aggregate purchase price of $39.9 million.

We opened 13 stores during the thirteen weeks ended April 2, 2005 and we expect to open approximately 33 additional stores during the last three quarters of fiscal 2005. We expect to meet our cash requirements through a combination of available cash, operating cash flow and borrowings under our credit facility.

As of April 2, 2005, we were in compliance with all covenants under our credit facility. We had $120 million outstanding under the revolving credit facility and $0.9 million of outstanding letters of credit, leaving $79.1 million in availability.

On February 14, 2005 we announced that our Board of Directors authorized us to initiate an annual cash dividend at the annual rate of $0.25 per share of outstanding common stock. The first semi-annual payment of $0.125 per share will be paid on June 1, 2005, to shareholders of record on May 11, 2005. Under the terms of the existing Credit Facility, we may not declare or pay dividends on common stock unless our Consolidated Net Worth (as defined in the Credit Facility) is more than the sum of $100 million plus 25% of our 2004 net income, plus 25% of our net income for each fiscal quarter thereafter. Our net income for fiscal 2004 was $82.7 million, and 25% of our 2004 net income was therefore approximately $20.7 million. Our net income for the thirteen weeks ended April 2, 2005 was $10.8 million, and 25% of our net income for the first fiscal quarter was therefore approximately $2.7 million. As of April 2, 2005, our Consolidated Net Worth was approximately $151.9 million, in excess of the $123.4 million required under the Credit Facility for the declaration or payment of dividends. We anticipate that our Consolidated Net Worth as of June 1, 2005, the date on which the first semi-annual payment is scheduled to be made, will likewise exceed the required amount under the Credit Facility. While it is our current intention to pay annual cash dividends in years following 2005, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

We expect that the principal sources of funding for our planned store openings and other working capital needs, capital expenditures, debt service obligations, payment of dividends and stock repurchase program will be a combination of our available cash and cash equivalents, funds generated from operations, and borrowings under our credit facility. We believe that our current funds and sources of funds will be sufficient to fund our liquidity needs for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions. In addition, borrowings under our credit facility are dependent upon our continued compliance with the financial and other covenants contained therein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At April 2, 2005, we had $120 million outstanding under our Credit Facility, which bears interest at variable rates. At April 2, 2005, the weighted-average interest rate on outstanding borrowings was 4.06%. This facility is intended to fund operating needs and stock repurchases if necessary. Because this facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on

April 2, 2005 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $1.2 million additional annual pre-tax charge or credit to the statement of income.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on April 2, 2005 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.2 million additional pre-tax credit or charge to the annual statements of income.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 2, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of April 2, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Under The Yankee Candle Company, Inc. 401(k) and Profit Sharing Plan (the “Plan”), participating employees may, as one of several investment options, direct their Plan contributions to the purchase of shares of our common stock. If a Plan participant directs his or her contribution to the purchase of our common stock, the Plan trustee purchases shares of our common stock in the open market for the benefit of that participant’s Plan account. Neither the shares of our common stock that have been offered and sold under the Plan to Plan participants, nor the interests in the Plan, have been registered under Section 5 of the Securities Act of 1933. Since April 1, 2002, a total 27,662 shares of our common stock were purchased under the Plan by Plan participants for an aggregate purchase price of $681,765 (or an average of $24.65 per share). We recently discovered that those offers and sales of our common stock and Plan interests may have been done in contravention of the registration requirements of Section 5 of the Securities Act of 1933. When our management discovered this situation, we promptly suspended the right of Plan participants to buy our common stock under the Plan. We plan to file a Registration Statement on Form S-8 covering both the shares of our common stock that may be purchased under the Plan as well as the interests in the Plan.

The following table provides information about purchases by us of our common stock during the thirteen weeks ended April 2, 2005.

				Remaining Funds
			Total Number of Shares	Available to
			Purchased as Part of	Repurchase Shares
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	or Programs
1/1/05-2/5/05	—	$—	—	$100,000,000
2/6/05-3/5/05	871,475	30.92	871,475	$73,053,993
3/6/05-4/2/05	415,000	31.23	415,000	$60,093,543

Total	1,286,475	$31.02	1,286,475

(1) All repurchases by us of our common stock during the thirteen weeks ended April 2, 2005 were done pursuant to the repurchase program that we publicly announced on December 7, 2004 (the “Program”).

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

10.1	Form of Commitment Letter dated April 25, 2005 by and among the Yankee Candle Company, Inc., Citizens Bank of Massachusetts and RBS Securities Corporation

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 9, 2005.

31.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 9, 2005.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 9, 2005.

32.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.

/s/ Bruce H. Besanko

Date: May 9, 2005	By: Bruce H. Besanko
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)