Form 10-Q
period 2005-07-02
YANKEE CANDLE CO INC
filed 2005-07-29
CIK 1084242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: July 2, 2005
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
Yes ☑ No ☐
The registrant had 44,202,908 shares of Common Stock, par value $0.01, outstanding as of July 28, 2005.

THE YANKEE CANDLE COMPANY, INC.
FORM 10-Q – Quarter Ended July 2, 2005
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

PART I. Financial Information
Item 1. Financial Statements
THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 2,	January 1,
	2005	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,114	$36,424
Accounts receivable, net	32,558	28,231
Inventory	57,291	46,901
Prepaid expenses and other current assets	11,390	8,112
Deferred tax assets	4,129	3,876

TOTAL CURRENT ASSETS	115,482	123,544

PROPERTY, PLANT AND EQUIPMENT-NET	125,133	126,365
MARKETABLE SECURITIES	1,913	1,499
DEFERRED TAX ASSETS	79,939	84,697
GOODWILL	3,939	3,939
INTANGIBLE ASSETS	6,122	5,860
OTHER ASSETS	415	455

TOTAL ASSETS	$332,943	$346,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,150	$20,246
Accrued payroll	10,658	14,492
Accrued income taxes	—	26,264
Other accrued liabilities	9,812	18,435

TOTAL CURRENT LIABILITIES	39,620	79,437

DEFERRED COMPENSATION OBLIGATION	1,998	1,659
LONG-TERM DEBT	182,000	75,000
DEFERRED RENT	11,297	10,600
STOCKHOLDERS’ EQUITY	98,028	179,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$332,943	$346,359

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks		For the Twenty-Six Weeks
	Ended		Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Sales	$108,548	$100,908	$227,803	$207,427
Cost of sales	46,694	43,895	101,118	91,266

Gross profit	61,854	57,013	126,685	116,161
Selling expenses	32,122	29,763	64,615	57,614
General and administrative expenses	13,742	12,312	27,274	25,552

Income from operations	15,990	14,938	34,796	32,995
Interest income	(6)	(4)	(12)	(9)
Interest expense	1,526	1,159	2,462	1,971
Other expense (income)	479	(134)	697	(227)

Income before provision for income taxes	13,991	13,917	31,649	31,260
Provision for income taxes	5,457	5,497	12,343	12,348

Net income	$8,534	$8,420	$19,306	$18,912

Basic earnings per share	$0.19	$0.17	$0.42	$0.38

Diluted earnings per share	$0.19	$0.17	$0.42	$0.38

Weighted average shares:
Basic	45,048	49,298	45,963	49,790

Diluted	45,594	49,671	46,453	50,182

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Twenty-Six Weeks Ended
	July 2,	July 3,
	2005	2004
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$19,306	$18,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,095	10,557
Unrealized loss (gain) on marketable securities	6	(53)
Stock-based compensation expense	1,707	573
Deferred taxes	4,504	6,700
Loss on disposal of fixed assets	62	182

Changes in assets and liabilities:
Accounts receivable, net	(4,671)	(702)
Inventory	(10,872)	(10,856)
Prepaid expenses and other assets	(3,367)	(4,868)
Investments in marketable securities	(419)	(320)
Accounts payable	(1,058)	(6,594)
Accrued income taxes	(25,609)	(21,118)
Accrued expenses and other liabilities	(10,415)	(5,361)

NET CASH USED IN OPERATING ACTIVITIES	(18,731)	(12,948)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(10,045)	(9,785)
Proceeds from sale of property and equipment	14	9
Purchase of intangible assets	(604)	—
Business acquisition	—	(11,500)

NET CASH USED IN INVESTING ACTIVITIES	(10,635)	(21,276)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements	107,000	90,436
Payments for deferred financing costs	(343)	—
Payments for redemption of common stock	(100,000)	(71,623)
Principal payments on long-term debt	—	(19,000)
Dividends paid	(5,757)	—
Net proceeds from issuance of common stock	2,231	2,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,131	2,533

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(75)	25

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,310)	(31,666)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,424	40,730

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,114	$9,064

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,706	$649

Income taxes	$35,321	$28,043

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
2. INVENTORIES
The components of inventory were as follows (in thousands):

	July 2,	January 1,
	2005	2005
Finished goods	$52,813	$41,227
Work-in-process	384	284
Raw materials and packaging	6,369	7,165

	59,566	48,676
Less LIFO adjustment	(2,275)	(1,775)

	$57,291	$46,901

3. GOODWILL AND INTANGIBLE ASSETS
The following sets forth the intangible assets, excluding goodwill, by major category (in thousands):

	July 2, 2005			January 1, 2005
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradename	$1,960	$—	$1,960	$1,960	$—	$1,960
Finite life:
Deferred financing costs	987	(326)	661	644	(193)	451
Customer list	3,160	(851)	2,309	3,160	(456)	2,704
Non-competes	963	(227)	736	790	(114)	676
Trademarks	231	(170)	61	231	(162)	69
Formulas	431	(36)	395	—	—	—

	5,772	(1,610)	4,162	4,825	(925)	3,900

Total intangible assets	$7,732	$(1,610)	$6,122	$6,785	$(925)	$5,860

The formulas are being amortized over their estimated useful lives of three years. Amortization expense related to the formulas was $36 for the both the thirteen and twenty-six weeks ended July 2, 2005 as they were acquired during the first fiscal quarter. The non-compete agreements are being amortized over their estimated useful lives of three to four years. Amortization expense related to the non-compete agreements was $64 and $113 for the thirteen and twenty-six weeks ended July 2, 2005, respectively. The customer list asset is being amortized over its estimated useful life of four years. Amortization expense related to the customer list asset was $198 and $395 for the thirteen and twenty-six weeks ended July 2, 2005, respectively. The trademark asset is being amortized over 15 years. Amortization expense related to the trademark asset was $4 and $8 for the thirteen and twenty-six weeks ended July 2, 2005, respectively.
On May 18, 2005, the Company entered into a First Amendment to Revolving Credit Agreement (more fully discussed below) which replaced the Company’s existing credit facility that was scheduled to expire on May 19, 2007. As a result of this transaction, approximately $343 of deferred financing costs was recorded during the thirteen weeks ended July 2, 2005. The deferred financing costs are being amortized over the life of the amended credit facility which expires on May 18, 2010. Amortization expense related to the deferred financing costs was $55 and $132 for the thirteen and twenty-six weeks ended July 2, 2005, respectively.
Amortization expense related to the trademark asset for the thirteen and twenty-six weeks ended July 3, 2004 was $4 and $8, respectively. Amortization expense related to the deferred financing costs for the thirteen and twenty-six weeks ended July 3, 2004 was $144 and $423, respectively. There was no amortization related to the formulas, non-compete agreements, and customer list assets for the thirteen and twenty-six weeks ended July 3, 2004.
Aggregate amortization expense related to intangible assets at July 2, 2005 in the remainder of fiscal 2005 and in each of the next five fiscal years is expected to be as follows:

2005	$670
2006	1,340
2007	1,340
2008	619
2009	143
2010	50

Total	$4,162

4. LONG-TERM DEBT
On May 18, 2005, the Company entered into a First Amendment to Revolving Credit Agreement (“Amended Credit Facility”) which amended certain terms of the Revolving Credit Agreement dated as of May 19, 2004 (“Credit Facility”) among the Company, Citizens Bank of Massachusetts (“Citizens Bank”) and the other lending institutions named therein. The Amended Credit Facility is being used by the Company for, among other things, working capital, letters of credit, repurchase of the Company’s common stock and other general corporate purposes. The primary changes affected by the First Amendment are:
•	While the original Credit Facility had two tranches – a $50 million tranche and a $150 million tranche – the Amended Credit Facility has a single $250 million tranche.

•	The term of the Amended Credit Facility has been extended to May 18, 2010. Under the original Credit Facility, the $50 million tranche expired on May 18, 2005, and the $150 million tranche was to expire on May 19, 2007.

•	Amounts outstanding under the Amended Credit Facility bear interest at a rate equal to, at the Company’s option, Citizens Bank prime rate or a Eurodollar rate that ranges from 0.50% to 0.85% above LIBOR. Under the original Credit Facility, the Eurodollar rate ranged from 0.70% to 1.05% above LIBOR.

•	The Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount which ranges from 0.125% to 0.20%. Under the original Credit Facility, the commitment fee under Tranche A ranged from 0.15% to 0.25% and under Tranche B ranged from 0.10% to 0.20%.
The Amended Credit Facility requires that the Company comply with several financial and other covenants, including requirements that the Company maintain at the end of each fiscal quarter the following financial ratios as set forth in the Amended Credit Facility:

•	a consolidated total debt to consolidated EBITDA ratio of no more than 2.25 to 1.00 (at July 2, 2005 this ratio was 1.12 to 1.00 ).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 2.00 to 1.00 for fiscal 2005; and no less than 2.25 to 1.00 during fiscal 2006 and thereafter (at July 2, 2005 this ratio was 3.97 to 1.00).
The Credit Facility defines EBITDA as the Company’s consolidated net income, plus the amount of net interest expense, depreciation and amortization, income taxes, and certain non-cash compensation expenses.
As of July 2, 2005, $182 million was outstanding under the Amended Credit Facility and $1.8 million was outstanding for letters of credit, leaving $66.2 million in availability. As of July 2, 2005, the Company was in compliance with all covenants under the Amended Credit Facility.
5. INCOME TAXES
The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 2, 2005 was 39.0% and was 39.5% for the comparable periods in 2004. The decrease from 39.5% is due to the deduction for domestic production activities available to the Company under the American Jobs Creation Act of 2004. The Company has provided and expects to continue to provide in 2005 a valuation allowance against the deferred tax asset for its international operations. As a result, it is anticipated that the effective tax rate for 2005 will be approximately 39.0%. Management re-evaluates the Company’s effective tax rate on a quarterly basis.
6. EARNINGS PER SHARE
SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share, “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted- average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The denominator in the calculation is based on the following weighted-average number of common shares (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Basic	45,048	49,298	45,963	49,790
Add:
Shares issuable pursuant to stock option grants	546	373	490	392

Diluted	45,594	49,671	46,453	50,182

For the thirteen and twenty-six weeks ended July 2, 2005, 107 and 67 potential common shares that could dilute basic earnings per share in the future were excluded, respectively, since their inclusion would have been antidilutive. For the thirteen and twenty-six weeks ended July 3, 2004, 31 and 28 potential common shares that could dilute basic earnings per share in the future were excluded, respectively since their inclusion would have been antidilutive.
7. STOCK BASED COMPENSATION
The Company sponsors stock option plans. Prior to the third quarter of fiscal 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective in the third quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. The fair value of these options is being expensed over the vesting period based on the fair value at the date of the grant. Stock-based compensation charges amounted to $1.0 million and $1.7 million for the thirteen and twenty-six weeks ended July 2, 2005, respectively, and $0.3 million and $0.6 million for the thirteen and twenty-six weeks ended July 3, 2004, respectively. In the first quarter of fiscal 2006 in accordance with SFAS No. 123(R), “Share-Based Payment,” the Company will be required to record the fair value of stock options for all unvested options granted prior to 2003. The Company estimates this will result in additional stock compensation expense of approximately $0.3 million during fiscal 2006.
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
The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period (in thousands, except for per share amounts).

	For the Thirteen Weeks		For the Twenty-Six Weeks
	Ended		Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income, as reported	$8,534	$8,420	$19,306	$18,912
Add: Stock-based compensation expense included in reported net income, net of related tax effects	586	176	1,041	347
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	715	458	1,299	911

Pro forma net income	$8,405	$8,138	$19,048	$18,348

Earnings per share:
Basic-as reported	$0.19	$0.17	$0.42	$0.38
Basic-pro forma	$0.19	$0.17	$0.41	$0.37
Weighted average basic shares outstanding	45,048	49,298	45,963	49,790

Diluted-as reported	$0.19	$0.17	$0.42	$0.38
Diluted-pro forma	$0.18	$0.16	$0.41	$0.37
Weighted average diluted shares outstanding	45,594	49,671	46,453	50,182
The following weighted-average assumptions were used to compute the pro forma results of operations for the first two quarters of fiscal 2005 and for fiscal 2004, and the stock option expense that was recorded in the Condensed Consolidated Statements of Income in the thirteen and twenty-six weekend ended July 2, 2005 and July 3, 2004:

	2005	2004
Volatility	34%	42%
Dividend yield	0%	0%
Risk free interest rate	3.15%	2.87%
Expected lives	4 years	4 years
8. STOCK REPURCHASE PROGRAM
On December 7, 2004 the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of Yankee Candle common stock commencing in fiscal 2005. During the thirteen and twenty-six weeks ended July 2, 2005 the Company repurchased a total of 1,972,111 and 3,258,586 shares of common stock for an aggregate purchase price of $60.1 million and $100.0 million, respectively. During the thirteen and twenty-six weeks ended July 3, 2004, under a separate authorization from the Board of Directors, the Company repurchased a total of 1,704,000 and 2,510,100 shares of common stock for an aggregate purchase price of $48.8 million and $71.6 million, respectively.

On July 27, 2005 the Company announced that its Board of Directors had authorized a new stock repurchase program for the repurchase of up to an additional $150 million of Yankee Candle common stock. The commencement of this program will be determined by the Company’s management based on their evaluation of market conditions and other factors.
9. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION
The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the “CEO”) currently reviews the results of the Company and its subsidiaries’ businesses. The Company has two reportable segments — retail and wholesale. The identification of these segments results from management’s recognition that while the product sold is similar, the type of customer for the product and services, the methods used to distribute the product and the cost structures of the two segments are different.

	(in thousands)
				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen Weeks Ended July 2, 2005	Retail	Wholesale	Other	Income
Sales	$49,889	$58,659	$—	$108,548
Gross Profit	34,191	27,663	—	61,854
Operating Margin	6,300	23,432	(13,742)	15,990
Other expense	—	—	(1,999)	(1,999)
Income before provision for income taxes	—	—	—	13,991

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen Weeks Ended July 3, 2004	Retail	Wholesale	Other	Income
Sales	$48,114	$52,794	$—	$100,908
Gross Profit	31,985	25,028	—	57,013
Operating Margin	5,509	21,741	(12,312)	14,938
Other expense	—	—	(1,021)	(1,021)
Income before provision for income taxes	—	—	—	13,917

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Twenty-Six Weeks Ended July 2, 2005	Retail	Wholesale	Other	Income
Sales	$101,709	$126,094	$—	$227,803
Gross Profit	65,632	61,053	—	126,685
Operating Margin	9,402	52,668	(27,274)	34,796
Other expense	—	—	(3,147)	(3,147)
Income before provision for income taxes	—	—	—	31,649

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Twenty-Six Weeks Ended July 3, 2004	Retail	Wholesale	Other	Income
Sales	$94,018	$113,409	$—	$207,427
Gross Profit	62,566	53,595	—	116,161
Operating Margin	11,519	47,028	(25,552)	32,995
Other expense	—	—	(1,735)	(1,735)
Income before provision for income taxes	—	—	—	31,260

10. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued Interpretation No. 47 (“ FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“SFAS 143”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, bad debts, intangible assets, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.
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
Value of long-lived assets, including intangibles
Long-lived assets on our balance sheet consist primarily of property, plant and equipment, customer list, tradename, goodwill and trademarks. We periodically review the carrying value of all of these assets based, in part, upon our projections of anticipated undiscounted future cash flows. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of tradename and goodwill. Any impairment charge that we record reduces our earnings. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

Operating Leases
Rent expense is recognized on a straight-line basis, including consideration of rent holidays and applicable rent escalations over the term of the lease. We begin to recognize rent expense on the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the leased premises or have rights to use the property for construction purposes. Straight-line rent recorded during the construction period is capitalized as a component of the historical cost of leasehold improvements included in property and equipment. The capitalized rent is amortized over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent incurred during our pre-opening period (generally from the date of construction completion through store open date) is expensed in that period.
Stock based compensation
Effective in 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation.” Under the prospective transition method selected by us, as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. Fair value is determined based on a variety of factors, all of which are estimates subject to judgment. Changes in estimated lives of options, risk free interest rates or exercise patterns could impact our results of operations. We recorded a charge of approximately $1.0 million and $1.7 million for the thirteen and twenty-six weeks ended July 2, 2005, respectively, and a charge of approximately $0.3 million and $0.6 million for the thirteen and twenty-six weeks ended July 3, 2004. In the first quarter of fiscal 2006 in accordance with SFAS No. 123(R), “Share-Based Payment,” we will be required to record the fair value of stock options for all unvested options granted prior to 2003. We estimate this will result in additional stock compensation expense of approximately $0.3 million during fiscal 2006.
Self-insurance
We are self-insured for certain losses related to health insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.
PERFORMANCE MEASURES
We measure the performance of our retail and wholesale segments through a segment margin calculation, which specifically identifies not only gross profit on the sales of products through the two channels but also selling costs and expenses specifically related to each segment.
FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
We have experienced, and may experience in the future, fluctuations in our quarterly operating results. There are numerous factors that can contribute to these fluctuations; however, the principal factors are seasonality, new store openings and the addition of new wholesale accounts.
Seasonality. We have historically realized higher revenues and operating income in our fourth quarter, particularly in our retail business. We believe that this has been due to the increase in the number of our retail stores and to increased sales in the giftware industry during the holiday season of the fourth quarter.
New Store Openings. The timing of our new store openings may also have an impact on our quarterly results. First, we incur certain one-time expenses related to opening each new store. These expenses, which consist primarily of occupancy, salaries, supplies and marketing costs, are expensed as incurred. Second, most store expenses vary proportionately with sales, but there is a fixed cost component. This typically results in lower store profitability when a new store opens because new stores generally have lower sales than mature stores. Due to both of these factors, during periods when new store openings as a percentage of the base are higher, operating profit may decline in dollars and/or as a percentage of sales. As the overall store base matures, the fixed cost component of selling expenses is spread over an increased level of sales, assuming sales increase as stores age, resulting in a decrease in selling and other expenses as a percentage of sales.
New Wholesale Accounts. The timing of new wholesale accounts may have an impact on our quarterly results due to the size of initial opening orders.

RESULTS OF OPERATIONS
Overview
We are the leading designer, manufacturer and branded marketer of premium scented candles, based on sales, in the giftware industry. We have a 35-year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. Our candle products include a wide variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of coordinated candle and home décor accessories and have extended our brand into the growing premium home fragrance market segment with products such as our Housewarmer® electric home fragrancers, Yankee Candle® branded potpourri, sachets, room sprays and linen sprays, Yankee Candle Car Jars® air fresheners and Yankee Candle™ Bath personal care products. We have a vertically integrated business model that enables us to manufacture and distribute high quality products, provide excellent customer service and achieve cost efficiencies. Our multi-channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America, primarily in non-mall locations, and through our growing retail store base located primarily in malls. As of July 2, 2005, we had 359 Company-owned and operated stores. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts, a major tourist destination in Massachusetts. We also sell our products directly to consumers through our catalogs and our Internet web site at www.yankeecandle.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network through our distribution center located in Bristol, England.
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
Executive Summary
For the thirteen weeks ended July 2, 2005, we reported net earnings of $8.5 million and diluted earnings per share of $0.19 compared to net earnings of $8.4 million and diluted earnings per share of $0.17 for the thirteen weeks ended July 3, 2004. Net sales increased 7.6% to $108.5 million for the thirteen weeks ended July 2, 2005 from $100.9 million for the thirteen weeks ended July 3, 2004.
For the twenty-six weeks ended July 2, 2005, we reported net earnings of $19.3 million and diluted earnings per share of $0.42 compared to net earnings of $18.9 million and diluted earnings per share of $0.38 for the twenty-six weeks ended July 3, 2004. Net sales increased 9.8% to $227.8 million for the twenty-six weeks ended July 2, 2005 from $207.4 million for the twenty-six weeks ended July 3, 2004.
We enhanced our business by continuing to introduce innovative new products through our retail and wholesale channels, continued investments in the modernization of existing stores and the introduction of new stores, and investing in information systems and supply chain operations.
We opened 16 new retail stores during the twenty-six weeks ended July 2, 2005, bringing our total retail store count to 359. We added 95 net new wholesale doors during the twenty-six weeks ended July 2, 2005.
We ended the first quarter with $182.0 million of outstanding borrowings under our Amended Credit Facility as compared to $75.0 million at January 1, 2005. The increase was primarily due to using the Amended Credit Facility to fund share repurchases, capital expenditures and our seasonal borrowing requirements. Excess borrowing availability totaled $66.2 million at July 2, 2005.
Thirteen and Twenty-six weeks ended July 2, 2005 versus July 3, 2004
SALES
Sales increased 7.6% to $108.5 million for the thirteen weeks ended July 2, 2005 from $100.9 million for the thirteen weeks ended July 3, 2004; and increased 9.8% to $227.8 million for the twenty-six weeks ended July 2, 2005 from $207.4 million for the twenty-six weeks ended July 3, 2004.
Wholesale sales, including European operations, increased 11.1% to $58.7 million for the thirteen weeks ended July 2, 2005 from $52.8 million for the thirteen weeks ended July 3, 2004; and increased 11.2% to $126.1 million for the twenty-six weeks ended July 2, 2005 from $113.4 million for the twenty-six weeks ended July 3, 2004. This growth was achieved primarily by increasing the number of wholesale locations.
Retail sales increased 3.7% to $49.9 million for the thirteen weeks ended July 2, 2005 from $48.1 million for the thirteen weeks ended July 3, 2004; and increased 8.2% to $101.7 million for the twenty-six weeks ended July 2, 2005 from $94.0 million for the twenty-six weeks ended July 3, 2004. The increase in retail sales for the thirteen and twenty-six weeks ended July 2, 2005 compared to the prior year, was due primarily to increased sales attributable to the 60 stores opened in 2004 (which in 2004 were open for less than a full year), and to a lesser extent to the addition of 13 and 16 new stores in the thirteen and twenty-six weeks ended July 2, 2005, respectively. We closed two underperforming stores during the twenty-six weeks ended July 2, 2005. The increase for the thirteen and twenty-six weeks ended July 2, 2005 was partially offset by a decrease in retail comparable store and catalog and Internet sales. Comparable store and catalog and Internet sales for the thirteen and twenty-six weeks ended July 2, 2005 decreased 6.0% and 2.0%, respectively, compared to the thirteen and twenty-six weeks ended July 3, 2004. Retail comparable store sales for the thirteen and twenty-six weeks ended July 2, 2005 decreased 7.0% and 3.0%, respectively, compared to the thirteen and twenty-six weeks ended July 3, 2004. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 314 stores included in the comparable store base as of July 2, 2005, and 48 of these stores were included for less than a full year. There were 359 retail stores open as of July 2, 2005 compared to 319 retail stores open as of July 3, 2004 and 345 retail stores open as of January 1, 2005.
During the thirteen weeks ended July 2, 2005, we recognized $0.9 million of revenue related to gift card breakage. The gift card breakage amount recognized was based upon historical redemption patterns and represents the remaining balance of gift cards for which we believe the likelihood of redemption by the customer is remote. The thirteen weeks ended July 2, 2005 was the first period in which we recognized gift card breakage and therefore the amount recognized includes the breakage revenue related to gift cards sold since the inception of our gift card program. This revenue is recorded as retail store revenue in the Condensed Consolidated Statements of Income. While we will continue to recognize gift card breakage revenue each quarter, the amounts in future quarters will be significantly less than the amount recognized this quarter due to the one-time multi-year inclusion this quarter.
GROSS PROFIT
Gross profit increased 8.5% to $61.9 million for the thirteen weeks ended July 2, 2005 from $57.0 million for the thirteen weeks ended July 3, 2004; and increased 9.1% to $126.7 million for the twenty-six weeks ended July 2, 2005 from $116.2 million for the twenty-six weeks ended July 3, 2004. As a percentage of sales, gross profit increased to 57.0% for the thirteen weeks ended July 2, 2005 from 56.5% for the thirteen weeks ended July 3, 2004; and decreased to 55.6% for the twenty-six weeks ended July 2, 2005 from 56.0% for the twenty-six weeks July 3, 2004. The increase in gross profit dollars was primarily attributable to an increase in sales. The improvement in gross profit rate for the thirteen weeks ended July 2, 2005 compared to July 3, 2004 was primarily the result of continued productivity in supply chain, product sourcing initiatives, improved retail product mix and discount levels and gift card breakage income, offset, in part, by a greater mix of home fragrance and accessories versus higher margin candles in wholesale. The decline in gross profit rate for the twenty-six weeks ended July 2, 2005 compared to July 3, 2004 was primarily the result of discounts associated with the sell through of holiday and discontinued merchandise in the retail business during our extended January clearance program, offset, in part, by improved productivity in supply chain operations.
SELLING EXPENSES
Selling expenses increased 7.9% to $32.1 million for the thirteen weeks ended July 2, 2005 from $29.8 million for the thirteen weeks ended July 3, 2004; and increased 12.2% to $64.6 million for the twenty-six weeks ended July 2, 2005 from $57.6 million for the twenty-six weeks ended July 3, 2004. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 29.6% for the thirteen weeks ended July 2, 2005 from 29.5% for the thirteen weeks ended July 3, 2004; and increased to 28.4% for the twenty-six weeks ended July 2, 2005 from 27.8% for the twenty-six weeks ended July 3, 2004. The increase in selling expenses in dollars for the thirteen and twenty-six weeks ended July 2, 2005 was primarily related to the continued growth in the number of retail stores, from 319 as of July 3, 2004 to 359 as of July 2, 2005. These new stores are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period. The increase in selling expenses as a percentage of sales for the thirteen and twenty-six weeks ended July 2, 2005 was primarily related to the decline in comparable store sales since the fixed components of labor and occupancy do not decrease with negative retail comparable store sales.
SEGMENT PROFITABILITY
Segment profitability is sales less cost of goods sold and selling expenses. Segment profitability for our wholesale operations, including Europe, was $23.4 million, or 39.9% of wholesale sales, for the thirteen weeks ended July 2, 2005 compared to $21.7 million, or 41.2% of wholesale sales, for the thirteen weeks ended July 3, 2004. The increase in wholesale segment profitability in dollars was primarily attributable to increased wholesale sales. The decrease in wholesale segment profitability as a percentage of sales was primarily attributable to GBI Marketing, our fundraising division, which has a higher selling expense structure than our core wholesale business and to a lesser extent by a greater mix of home fragrance and accessories versus higher margin candles. Segment profitability for our retail operations was $6.3 million or 12.6% of retail sales for the thirteen weeks ended July 2, 2005 compared to $5.5 million or 11.4% of retail sales for the thirteen weeks ended July 3, 2004. The increase in retail segment profitability in dollars and as a percentage of sales was primarily attributable to continued productivity in supply chain, product sourcing initiatives, improved retail product mix and discount levels and gift card breakage income.
Segment profitability for our wholesale operations, including Europe, was $52.7 million, or 41.8% of wholesale sales, for the twenty-six weeks ended July 2, 2005 compared to $47.0 million, or 41.5% of wholesale sales, for the twenty-six weeks ended July 3, 2004. The increase in wholesale segment profitability was primarily attributable to increased wholesale sales and increased wholesale gross profit dollars and rate. Segment profitability for our retail operations was $9.4 million or 9.2% of retail sales for the twenty-six weeks ended July 2, 2005 compared to $11.5 million or 12.3% of retail sales for the twenty-six weeks ended July 3, 2004. The decrease in retail segment profitability for the twenty-six weeks ended July 2, 2005 compared to July 3, 2004 was primarily attributable to discounts associated with the sell through of holiday and discontinued merchandise in the retail business during our extended January clearance program.
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 11.6% to $13.7 million for the thirteen weeks ended July 2, 2005 from $12.3 million for the thirteen weeks ended July 3, 2004; and increased 6.7% to $27.3 million for the twenty-six weeks ended July 2, 2005 from $25.6 million for the twenty-six weeks ended July 3, 2004. As a percentage of sales, general and administrative expenses increased to 12.7% for the thirteen weeks ended July 2, 2005 from 12.2% for the thirteen weeks ended July 3, 2004; and decreased to 12.0% for the twenty-six weeks ended July 2, 2005 from 12.3% for the twenty-six weeks ended July 3, 2004. The increase in general and administrative expense was primarily attributable to labor costs. The increase in labor costs is due primarily to an increase in stock compensation expense and to a lesser extent new hires made subsequent to the second quarter of 2004.
NET OTHER EXPENSE
Net other expense was $2.0 million for the thirteen weeks ended July 2, 2005, compared to $1.0 million for the thirteen weeks ended July 3, 2004; and was $3.1 million for the twenty-six weeks ended July 2, 2005, compared to $1.7 million for the twenty-six weeks ended July 3, 2004. The primary component of the expense in each of these periods was interest expense, which was $1.5 million for the thirteen weeks ended July 2, 2005 compared to $1.2 million for the thirteen weeks ended July 3, 2004; and was $2.5 million for the twenty-six weeks ended July 2, 2005 compared to $2.0 million for the twenty-six weeks ended July 3, 2004. The primary factor in increased interest expense was the increase in our average borrowing rates and to a lesser extent the increase in our average daily debt outstanding for the thirteen and twenty-six weeks ended July 2, 2005 compared to July 3, 2004.
        .
PROVISION FOR INCOME TAXES
The effective tax rate for the thirteen and twenty-six weeks ended July 2, 2005 was 39.0% and was 39.5% for the comparable periods in 2004. The decrease from 39.5% is due to the deduction for domestic production activities available to us under the American Jobs Creation Act of 2004. We have provided and expect to continue to provide in 2005 a valuation allowance against the deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2005 will be approximately 39.0%. We re-evaluate our effective tax rate on a quarterly basis.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of July 2, 2005 decreased by $26.3 million compared to January 1, 2005. This decrease was due primarily to cash used in operating activities of $18.7 million, which includes total payments of $35.3 million of corporate income taxes for fiscal 2004 and fiscal 2005. Capital expenditures for the twenty-six weeks ended July 2, 2005 were $10.0 million, primarily related to the capital requirements to open 16 new stores as well as investments in information systems and supply chain operations. Net cash provided by financing activities was $3.1 million for the twenty-six weeks ended July 2, 2005, which includes net borrowings of $107.0 million under our credit facility used to repurchase common stock and fund operations.

On December 7, 2004, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100.0 million of Yankee Candle common stock commencing in fiscal 2005. During the thirteen and twenty-six weeks ended July 2, 2005 we repurchased a total of 1,972,111 and 3,258,586 shares of common stock for an aggregate purchase price of $60.1 million and $100.0 million, respectively. This stock repurchase program expired when we reached the $100.0 million threshold.
On July 27, 2005 we announced that our Board of Directors had authorized a new stock repurchase program for the repurchase of up to an additional $150 million of our common stock. The commencement of this program will be determined by management based on their evaluation of market conditions and other factors.
We opened 16 stores during the twenty-six weeks ended July 2, 2005, and we expect to open approximately 30 additional stores during the last two quarters of fiscal 2005. We expect to meet our cash requirements through a combination of available cash, operating cash flow and borrowings under our credit facility.
As of July 2, 2005, we were in compliance with all covenants under our Amended Credit Facility. We had $182.0 million outstanding under the revolving credit facility and $1.8 million of outstanding letters of credit, leaving $66.2 million in availability.
On February 14, 2005 we announced that our Board of Directors authorized us to initiate an annual cash dividend at the annual rate of $0.25 per share of outstanding common stock. The first semi-annual payment of $0.125 per share was paid on June 1, 2005, to shareholders of record on May 11, 2005. Under the terms of the Amended Credit Facility, we may not declare or pay dividends on common stock unless our Consolidated Net Worth (as defined in the Amended Credit Facility) is more than one dollar. As of July 2, 2005, our Consolidated Net Worth was approximately $98.0 million, in excess of the one dollar required under the Amended Credit Facility for the declaration or payment of dividends. While it is our current intention to pay annual cash dividends in years following 2005, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.
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
Our retail growth strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our growth strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail growth strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. Our retail growth strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and upon favorable economic terms, then our future sales and profits could be negatively affected.
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
Sustained interruptions in the supply of products from overseas may affect our operating results.
Approximately 11% of our sales in 2004 were generated by products, primarily accessories, that we purchased overseas. Substantially all of these products were purchased from East Asia. A sustained interruption of the operations of our suppliers, as a result of the impact of health epidemics, natural disasters such as the 2004 tsunami or other factors, could have an adverse effect on our ability to receive timely shipments of certain of our products, which might in turn negatively impact our operating results.
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
A class action lawsuit has been filed against us for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in our California retail stores. This complaint was filed in February 2005. While we intend to vigorously defend ourselves against the allegations, it is too early in the litigation process for us to fully evaluate or predict the outcome of the litigation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At July 2, 2005, we had $182.0 million outstanding under our Credit Facility, which bears interest at variable rates. At July 2, 2005, the weighted-average interest rate on outstanding borrowings was 4.07%. This facility is intended to fund operating needs and stock repurchases if necessary. Because this facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on July 2, 2005 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $1.8 million additional annual pre-tax charge or credit to the statement of income.
The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on July 2, 2005 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the annual statements of income.
We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum-based product. However, its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. In 2004, however, significant increases in the price of crude oil resulted in corresponding increases in the price of petroleum-based wax. This trend has continued to date in 2005. These crude oil price increases also negatively impacted our transportation costs. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.
At this point in time, operations outside of the United States are immaterial. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 2, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of July 2, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
As noted in our most recent Quarterly Report on Form 10-Q filed on May 12, 2005, we discovered that shares of our common stock offered and sold as one of several investment options under The Yankee Candle Company, Inc. 401(k) and Profit Sharing Plan (the “Plan”) may have been offered and sold in contravention of the registration requirements of Section 5 of the Securities Act of 1933. When our management discovered this situation, we promptly suspended the right of Plan participants to buy our common stock under the Plan until such time as the appropriate documentation, including a Registration Statement on Form S-8, could be filed. On June 14, 2005 we filed a Registration Statement on Form S-8 registering the shares of our common stock that are acquired in connection with the Plan as well as interests in the Plan. We sent notices to all participants of the Plan informing them that the above-referenced temporary suspension had been lifted and that the Company stock is once again available as an investment option under the Plan.
The following table provides information about purchases by us of our common stock during the twenty-six weeks ended July 2, 2005.

				Remaining Funds
			Total Number of Shares	Available to
			Purchased as Part of	Repurchase Shares
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	or Programs
1/1/05-2/5/05	—	$—	—	$100,000,000
2/6/05-3/5/05	871,475	30.92	871,475	$73,053,993
3/6/05-4/2/05	415,000	31.23	415,000	$60,093,543
4/3/05-5/7/05	1,949,300	30.45	1,949,300	$737,358
5/8/05-6/4/05	22,811	32.32	22,811	$—
6/5/05-7/2/05	—	—	—	$—

Total	3,258,586	$30.69	3,258,586

(1)	All repurchases by us of our common stock during the twenty-six weeks ended July 2, 2005 were done pursuant to the repurchase program that we publicly announced on December 7, 2004 (the “Program”).

(2)	Our Board of Directors approved the repurchase of up to $100 million of our common stock pursuant to the Program. There was no expiration date for the Program, and it expired when we reached the $100 million threshold.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
At our 2005 Annual Meeting of Stockholders held on June 2, 2005, our stockholders elected Sandra J. Horbach, Robert J. O’Connell, Craig W. Rydin and Doreen A. Wright to serve as Class III Directors of the Company for a term of three years or until their respective successors are duly elected and qualified. According to the report by the Inspector of Elections, the above-named Directors were elected by the following vote:

Nominee	Votes For	Votes Withheld
Sandra J. Horbach	25,953,560	17,946,377
Robert J. O’Connell	43,705,988	193,949
Craig W. Rydin	43,418,397	481,540
Doreen A. Wright	43,709,158	190,779
Mr. O’Connell resigned from the Board of Directors, effective as of June 20, 2005.

In addition to the above Directors, the following individuals currently serve as members of the Board of Directors: Michael G. Archbold, Dale F. Frey, Michael F. Hines, Carol M. Meyrowitz, Michael B. Polk, Ronald L. Sargent and Vijay Vishwanath.
Stockholders also ratified (i) the adoption by the Company of its 2005 Stock Option and Award Plan by a vote of 25,219,466 in favor, 14,371,633 opposed, and 776,919 abstaining and (ii) the selection by the Audit Committee of our Board of Directors of Deloitte & Touche, LLP as our independent auditor for the current fiscal year by a vote of 43,812,269 in favor, 81,836 opposed and 5,732 abstaining.
Item 5. Other Information
     Not Applicable
Item 6. Exhibits
3.1	Amended and Restated By-Laws of The Yankee Candle Company, Inc. (2)

10.1	First Amendment to Revolving Credit Agreement, among The Yankee Candle Company, Inc., Citizens Bank of Massachusetts and other participating lenders. (1)

10.2	2005 Stock Option and Award Plan (2)

10.3	Form of Nonqualified Stock Option Agreement (2)

10.4	Form of Indemnification Agreement between The Yankee Candle Company, Inc. and each of its directors and executive officers. (2)

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated July 28, 2005.

31.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated July 28, 2005.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated July 28, 2005.

32.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated July 28, 2005.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 24, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 8, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.

/s/ Bruce H. Besanko

Date: July 28, 2005	By: Bruce H. Besanko
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)