Form 10-Q
period 2005-10-01
YANKEE CANDLE CO INC
filed 2005-11-10
CIK 1084242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: October 1, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The registrant had 43,550,546 shares of Common Stock, par value $0.01, outstanding as of November 7, 2005.

THE YANKEE CANDLE COMPANY, INC.
FORM 10-Q – Quarter Ended October 1, 2005
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

PART I. Financial Information
Item 1. Financial Statements
THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 1,	January 1,
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,748	$36,424
Accounts receivable, net	56,056	28,231
Inventory	69,012	46,901
Prepaid expenses and other current assets	10,554	8,112
Deferred tax assets	3,611	3,876

TOTAL CURRENT ASSETS	148,981	123,544

PROPERTY, PLANT AND EQUIPMENT-NET	131,331	126,365
MARKETABLE SECURITIES	2,049	1,499
DEFERRED TAX ASSETS	77,957	84,697
GOODWILL	3,939	3,939
INTANGIBLE ASSETS	5,787	5,860
OTHER ASSETS	410	455

TOTAL ASSETS	$370,454	$346,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,539	$20,246
Accrued payroll	12,174	14,492
Accrued income taxes	3,281	26,264
Other accrued liabilities	16,568	18,435

TOTAL CURRENT LIABILITIES	61,562	79,437

DEFERRED COMPENSATION OBLIGATION	2,187	1,659
LONG-TERM DEBT	200,000	75,000
DEFERRED RENT	12,792	10,600
STOCKHOLDERS’ EQUITY	93,913	179,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$370,454	$346,359

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks		For the Thirty-Nine Weeks
	Ended		Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Sales	$136,500	$127,913	$364,303	$335,340
Cost of sales	60,368	54,906	161,485	146,172

Gross profit	76,132	73,007	202,818	189,168
Selling expenses	34,767	31,814	99,382	89,428
General and administrative expenses	14,689	13,862	41,964	39,414

Income from operations	26,676	27,331	61,472	60,326
Interest income	(5)	—	(17)	(7)
Interest expense	2,347	1,093	4,809	3,062
Other (income) expense	(897)	118	(200)	(109)

Income before provision for income taxes	25,231	26,120	56,880	57,380
Provision for income taxes	9,840	10,317	22,183	22,665

Net income	$15,391	$15,803	$34,697	$34,715

Basic earnings per share	$0.35	$0.33	$0.77	$0.71

Diluted earnings per share	$0.35	$0.33	$0.76	$0.70

Weighted average shares:
Basic	43,787	47,959	45,237	49,179

Diluted	44,223	48,316	45,709	49,560

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 1,	October 2,
	2005	2004
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$34,697	$34,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,355	16,001
Unrealized gain on marketable securities	(30)	(33)
Stock-based compensation expense	2,587	957
Deferred taxes	7,004	14,054
Loss on disposal of property, plant and equipment	253	608

Changes in assets and liabilities:
Accounts receivable, net	(28,251)	(25,158)
Inventory	(22,594)	(21,720)
Prepaid expenses and other assets	(2,523)	(3,951)
Investments in marketable securities	(520)	(370)
Accounts payable	9,337	5,261
Accrued income taxes	(22,146)	(20,032)
Accrued expenses and other liabilities	(1,065)	(1,442)

NET CASH USED IN OPERATING ACTIVITIES	(4,896)	(1,110)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(22,344)	(15,975)
Proceeds from sale of property, plant and equipment	14	7
Proceeds from sale of marketable securities	—	450
Purchase of intangible assets	(604)	—
Business acquisition	—	(11,500)

NET CASH USED IN INVESTING ACTIVITIES	(22,934)	(27,018)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements	125,000	100,436
Principal payments on long-term debt	—	(19,000)
Payments for deferred financing costs	(343)	—
Payments for redemption of common stock	(119,998)	(86,611)
Dividends	(5,757)	—
Net proceeds from issuance of common stock	2,350	3,389

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,252	(1,786)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(98)	6

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,676)	(29,908)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,424	40,730

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,748	$10,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,888	$1,576

Income taxes	$37,489	$28,643

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal years.
Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended January 1, 2005 included in the Company’s Annual Report on Form 10-K.
2. INVENTORIES
The components of inventory were as follows (in thousands):

	October 1,	January 1,
	2005	2005
Finished goods	$61,910	$41,227
Work-in-process	797	284
Raw materials and packaging	8,580	7,165

	71,287	48,676
Less LIFO adjustment	(2,275)	(1,775)

	$69,012	$46,901

3. GOODWILL AND INTANGIBLE ASSETS
Goodwill was $3.9 million as of both October 1, 2005 and January 1, 2005. The following sets forth the intangible assets, excluding goodwill, by major category (in thousands):

		October 1, 2005			January 1, 2005
	Average	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradename	N/A	$1,960	$—	$1,960	$1,960	$—	$1,960
Finite life:
Deferred financing
costs	5	987	(360)	627	644	(193)	451
Customer list	4	3,160	(1,048)	2,112	3,160	(456)	2,704
Non-competes	3 – 4	963	(291)	672	790	(114)	676
Trademarks	15	231	(174)	57	231	(162)	69
Formulas	3	431	(72)	359	—	—	—

		5,772	(1,945)	3,827	4,825	(925)	3,900

Total intangible assets		$7,732	$(1,945)	$5,787	$6,785	$(925)	$5,860

Total amortization expense from finite-lived intangible assets for the thirteen and thirty-nine weeks ended October 1, 2005 was $0.3 million and $1.0 million, respectively. Total amortization expense from finite-lived intangible assets for the thirteen and thirty-nine weeks ended October 2, 2004 was $0.4 million and $0.8 million, respectively.
Aggregate amortization expense related to intangible assets at October 1, 2005 in the remainder of fiscal 2005 and in each of the next five fiscal years is expected to be as follows:

2005	$335
2006	1,340
2007	1,340
2008	619
2009	143
2010	50

Total	$3,827

4. LONG-TERM DEBT
On May 18, 2005, the Company entered into a First Amendment to Revolving Credit Agreement (“Amended Credit Facility”) which amended certain terms of the Revolving Credit Agreement dated as of May 19, 2004 (“Credit Facility”) among the Company, Citizens Bank of Massachusetts (“Citizens Bank”) and the other lending institutions named therein. The Amended Credit Facility is being used by the Company for, among other things, working capital, letters of credit, repurchase of the Company’s common stock and other general corporate purposes. The primary changes affected by the First Amendment are:
•	While the original Credit Facility had two tranches – a $50 million tranche and a $150 million tranche – the Amended Credit Facility has a single $250 million line.

•	The term of the Amended Credit Facility has been extended to May 18, 2010. Under the original Credit Facility, the $50 million tranche expired on May 18, 2005, and the $150 million tranche was to expire on May 19, 2007.

•	Amounts outstanding under the Amended Credit Facility bear interest at a rate equal to, at the Company’s option, Citizens Bank prime rate or a Eurodollar rate that ranges from 0.50% to 0.85% above LIBOR. Under the original Credit Facility, the Eurodollar rate ranged from 0.70% to 1.05% above LIBOR.

•	The Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount which ranges from 0.125% to 0.20%. Under the original Credit Facility, the commitment fee under Tranche A ranged from 0.15% to 0.25% and under Tranche B ranged from 0.10% to 0.20%.
The Amended Credit Facility requires that the Company comply with several financial and other covenants, including requirements that the Company maintain at the end of each fiscal quarter the following financial ratios as set forth in the Amended Credit Facility:
•	a consolidated total debt to consolidated EBITDA ratio for the trailing twelve months of no more than 2.25 to 1.00 (at October 1, 2005 this ratio was 1.21 to 1.00 ).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends for the trailing twelve months) of no less than 2.00 to 1.00 for fiscal 2005; and no less than 2.25 to 1.00 during fiscal 2006 and thereafter (at October 1, 2005 this ratio was 3.10 to 1.00).
The Credit Facility defines EBITDA as the Company’s consolidated net income for the trailing twelve months, plus the amount of net interest expense, depreciation and amortization, income taxes, and certain non-cash compensation expenses.
As of October 1, 2005, $200 million was outstanding under the Amended Credit Facility and $1.3 million was outstanding for letters of credit, leaving $48.7 million in availability. As of October 1, 2005, the Company was in compliance with all covenants under the Amended Credit Facility.
5. INCOME TAXES
The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 1, 2005 was 39.0% and was 39.5% for the comparable periods in 2004. The decrease from 39.5% is due to the deduction for domestic production activities available to the Company under the American Jobs Creation Act of 2004. The Company has provided and expects to continue to provide in 2005 a valuation allowance against the deferred tax asset for its international operations. As a result, it is anticipated that the effective tax rate for 2005 will be approximately 39.0%.
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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Basic	43,787	47,959	45,237	49,179
Add:
Shares issuable pursuant to stock option grants	436	357	472	381

Diluted	44,223	48,316	45,709	49,560

For the thirteen and thirty-nine weeks ended October 1, 2005, 401 and 526 potential common shares, respectively, were excluded, since their inclusion would have been anti-dilutive. For the thirteen and thirty-nine weeks October 2, 2004, 56 and 38 potential common shares, respectively, were excluded, since their inclusion would have been anti-dilutive.
7. STOCK-BASED COMPENSATION
The Company sponsors stock option plans. Prior to the third quarter of fiscal 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective in the third quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. The fair value of these options is being expensed over the vesting period based on the fair value at the date of the grant. Stock-based compensation charges amounted to $0.9 million and $2.6 million for the thirteen and thirty-nine weeks ended October 1, 2005, respectively, and $0.4 million and $1.0 million for the thirteen and thirty-nine weeks ended October 2, 2004, respectively. In the first quarter of fiscal 2006 in accordance with SFAS No. 123(R), “Share-Based Payment,” the Company will be required to record the fair value of stock options for all unvested options granted prior to 2003. The Company estimates this will result in additional stock-based compensation expense of approximately $0.3 million during fiscal 2006.
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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except for per share amounts).

	For the Thirteen Weeks		For the Thirty-Nine Weeks
	Ended		Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income, as reported	$15,391	$15,803	$34,697	$34,715
Add: Stock-based compensation expense included in reported net income, net of related tax effects	537	232	1,578	579
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	666	514	1,966	1,426

Pro forma net income	$15,262	$15,521	$34,309	$33,868

Earnings per share:
Basic-as reported	$0.35	$0.33	$0.77	$0.71
Basic-pro forma	$0.35	$0.32	$0.76	$0.69
Weighted average basic shares outstanding	43,787	47,959	45,237	49,179

Diluted-as reported	$0.35	$0.33	$0.76	$0.70
Diluted-pro forma	$0.35	$0.32	$0.75	$0.68
Weighted average diluted shares outstanding	44,223	48,316	45,709	49,560
The following weighted-average assumptions were used to compute the pro forma net income for the first three quarters of fiscal 2005 and for fiscal 2004, and the stock option expense that was recorded in the Condensed Consolidated Statements of Income in the thirteen and thirty-nine weeks end ended October 1, 2005 and October 2, 2004:

	2005	2004
Volatility	34.0%	36.1%
Dividend yield	0.0%	0.0%
Risk free interest rate	3.2%	3.0%
Expected lives	4 years	4 years
8. STOCK REPURCHASE PROGRAM
On December 7, 2004 the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of Yankee Candle common stock commencing in fiscal 2005. Upon completion of this program in the second quarter of 2005, the Company announced on July 27, 2005 that its Board of Directors had approved a new stock repurchase program authorizing the Company to repurchase up to $150.0 million of Yankee Candle common stock commencing in the third quarter of fiscal 2005. Under these authorizations of the Board of Directors, the Company purchased a total of 673,798 and 3,932,384 shares of common stock for an aggregate purchase price of $20.0 million and $120.0 million during the thirteen and thirty-nine weeks ended October 1, 2005, respectively. At October 1, 2005 $130.0 million remained available under the existing stock repurchase authorization.
During the thirteen and thirty-nine weeks ended October 2, 2004, under a separate authorization from the Board of Directors, the Company repurchased a total of 517,700 and 3,027,800 shares of common stock for an aggregate purchase price of $15.0 million and $86.6 million, respectively.

9. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION
The Company has segmented its operations in a manner that reflects how its chief operating decision-maker (the “CEO”) reviews the results of the Company’s businesses. The Company has two reportable segments — retail and wholesale. The identification of these segments results from management’s recognition that while the product sold is similar, the type of customer for the product and methods used to distribute the product are different.

	(in thousands)
				Balance per
				Condensed
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen Weeks Ended October 1, 2005	Retail	Wholesale	Other	Income
Sales	$57,878	$78,622	$—	$136,500
Gross Profit	39,313	36,819	—	76,132
Income from operations	9,045	32,320	(14,689)	26,676
Other expense	—	—	(1,445)	(1,445)
Income before provision for income taxes	—	—	—	25,231

				Balance per
				Condensed
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen Weeks Ended October 2, 2004	Retail	Wholesale	Other	Income
Sales	$54,597	$73,316	$—	$127,913
Gross Profit	37,501	35,506	—	73,007
Income from operations	10,042	31,151	(13,862)	27,331
Other expense	—	—	(1,211)	(1,211)
Income before provision for income taxes	—	—	—	26,120

				Balance per
				Condensed
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirty-Nine Weeks Ended October 1, 2005	Retail	Wholesale	Other	Income
Sales	$159,586	$204,717	$—	$364,303
Gross Profit	104,946	97,872	—	202,818
Income from operations	18,447	84,988	(41,963)	61,472
Other expense	—	—	(4,592)	(4,592)
Income before provision for income taxes	—	—	—	56,880

				Balance per
				Condensed
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirty-Nine Weeks Ended October 2, 2004	Retail	Wholesale	Other	Income
Sales	$148,615	$186,725	$—	$335,340
Gross Profit	100,066	89,102	—	189,168
Income from operations	21,560	78,180	(39,414)	60,326
Other expense	—	—	(2,946)	(2,946)
Income before provision for income taxes	—	—	—	57,380
10. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“SFAS 143”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company is evaluating the impact of FIN 47 on its financial statements.
In October 2005, the FASB issued FASB Staff Position No. 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period”. FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company is evaluating the impact of FSP 13-1 on its financial statements.
11. SUBSEQUENT EVENT
On October 26, 2005 the Company announced a restructuring plan that involves the closing of an estimated 10 to 20 retail stores and a reduction in its administrative workforce. The Company decided to implement this restructuring plan because the stores identified for closure were generating financial results below management’s expectations. The exact number of stores that the Company will close will depend upon further financial analysis by management and negotiations with landlords concerning lease termination costs. The Company expects to close most of these stores and effect the workforce reductions by the end of its fourth quarter ending December 31, 2005.
     The Company expects to incur charges related to this restructuring plan of between $4.0 million and $8.0 million. The Company estimates that approximately 50% of these total charges will be comprised of fixed asset write-offs, with the remaining 50% comprised of lease termination payments, severance payments and other costs incurred in connection with the restructuring plan. The majority of these charges are expected to be incurred in the fourth quarter ending December 31, 2005. The fixed asset write-off charges will be non-cash charges, while the remaining charges are expected to require cash expenditures by the Company. These efforts are designed to allow the Company to re-invest in talent and other initiatives to drive profitable sales growth.
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
Sales/receivables
We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped Free On Board shipping point, however revenue is recognized at the time the product is received by the customer due our practice of absorbing risk of loss in the event of damaged or lost shipments. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.
Other Income Statement Accounts
Included within Cost of Sales on our Statement of Income are the cost of the merchandise we sell through our Retail and Wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities, which includes receiving costs, inspection and warehousing costs and salaries and expenses incurred by the Company’s merchandising and buying operations.
Included within Selling Expenses are costs directly related to both Wholesale and Retail operations and primarily consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred.
Included within General & Administrative Expenses are costs associated with corporate overhead departments, including senior management, accounting, information systems, management incentive programs including stock based compensation and bonus and costs that are not readily allocable to either the retail or wholesale segments.
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
Stock-Based Compensation
Effective in 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Under the prospective transition method selected by us, as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. Fair value is determined based on a variety of factors, all of which are estimates subject to judgment. Changes in estimated lives of options, risk free interest rates or exercise patterns could impact our results of operations. We recorded a charge of approximately $0.9 million and $2.6 million for the thirteen and thirty-nine weeks ended October 1, 2005, respectively, and a charge of approximately $0.4 million and $1.0 million for the thirteen and thirty-nine weeks ended October 2, 2004. In the first quarter of fiscal 2006 in accordance with SFAS No. 123(R), “Share-

Based Payment,” we will be required to record the fair value of stock options for all unvested options granted prior to 2003. We estimate this will result in additional stock compensation expense of approximately $0.3 million during fiscal 2006.
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
Seasonality. We have historically realized higher revenues and operating income in our fourth quarter, particularly in our retail business. We believe that this has been due to increased sales in the giftware industry during the holiday season of the fourth quarter.
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
RESULTS OF OPERATIONS
Overview
We are the leading designer, manufacturer and branded marketer of premium scented candles, based on sales, in the giftware industry. We have a 35-year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. Our candle products include a wide variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of coordinated candle and home décor accessories and have extended our brand into the growing premium home fragrance market segment with products such as our Housewarmer® electric home fragrancers, Yankee Candle® branded potpourri, sachets, room sprays and linen sprays, Yankee Candle Car Jars® air fresheners and Yankee Candle™ Bath personal care products. We have a vertically integrated business model that enables us to manufacture and distribute high quality products, provide excellent customer service and achieve cost efficiencies. Our multi-channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America, primarily in non-mall locations, and through our growing retail store base located primarily in malls. As of October 1, 2005, we had 372 Company-owned and operated stores and 18,394 wholesale locations, including our European operations. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts, a major tourist destination in Massachusetts. We also sell our products directly to consumers through our catalogs and our Internet web site at www.yankeecandle.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network through our distribution center located in Bristol, England.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
Executive Summary
•	For the thirteen weeks ended October 1, 2005, we reported net earnings of $15.4 million and diluted earnings per share of $0.35 compared to net earnings of $15.8 million and diluted earnings per share of $0.33 for the thirteen weeks ended October 2, 2004. Net sales increased 6.7% to $136.5 million for the thirteen weeks ended October 1, 2005 from $127.9 million for the thirteen weeks ended October 2, 2004.

•	For the thirty-nine weeks ended October 1, 2005, we reported net earnings of $34.7 million and diluted earnings per share of $0.76 compared to net earnings of $34.7 million and diluted earnings per share of $0.70 for the thirty-nine weeks ended October 2, 2004. Net sales increased 8.6% to $364.3 million for the thirty-nine weeks ended October 1, 2005 from $335.3 million for the thirty-nine weeks ended October 2, 2004.

•	We enhanced our business by continuing to introduce innovative new products through our retail and wholesale channels, continued investments in the modernization of existing stores and the introduction of new stores, and investing in information systems and supply chain operations.

•	We opened 30 new retail stores during the thirty-nine weeks ended October 1, 2005, bringing our total retail store count to 372. We added 594 net new wholesale locations during the thirty-nine weeks ended October 1, 2005, bringing our total wholesale location count to 18,394, including our European operations.

•	We ended the third quarter with $200.0 million of outstanding borrowings under our Amended Credit Facility as compared to $75.0 million at January 1, 2005. The increase was primarily due to using the Amended Credit Facility to fund share repurchases, capital expenditures and our seasonal borrowing requirements. Borrowing availability totaled $48.7 million at October 1, 2005.
Thirteen and Thirty-Nine weeks ended October 1, 2005 versus October 2, 2004
SALES
Sales increased 6.7% to $136.5 million for the thirteen weeks ended October 1, 2005 from $127.9 million for the thirteen weeks ended October 2, 2004; and increased 8.6% to $364.3 million for the thirty-nine weeks ended October 1, 2005 from $335.3 million for the thirty-nine weeks ended October 2, 2004.
Wholesale sales, including European operations, increased 7.2% to $78.6 million for the thirteen weeks ended October 1, 2005 from $73.3 million for the thirteen weeks ended October 2, 2004; and increased 9.6% to $204.7 million for the thirty-nine weeks ended October 1, 2005 from $186.7 million for the thirty-nine weeks ended October 2, 2004. The growth for the thirteen weeks ended October 1, 2005 was achieved primarily from increased sales in our European operations of approximately $2.2 million, increased sales to wholesale locations opened during the last 12 months of approximately $2.2 million and increased sales to wholesale locations in operation prior to October 2, 2004 of approximately $0.9 million. The growth for the thirty-nine weeks ended October 1, 2005 was achieved primarily from increased sales to wholesale locations opened during the last 12 months of approximately $6.5 million, increased sales in our GBI fundraising division that was acquired in June 2004 of approximately $4.7 million, increased sales in our European operations of approximately $4.0 million, and increased sales to wholesale locations in operation prior to October 2, 2004 of approximately $2.8 million.
Retail sales increased 6.0% to $57.9 million for the thirteen weeks ended October 1, 2005 from $54.6 million for the thirteen weeks ended October 2, 2004; and increased 7.4% to $159.6 million for the thirty-nine weeks ended October 1, 2005 from $148.6 million for the thirty-nine weeks ended October 2, 2004. The increase in retail sales for the thirteen weeks ended October 1, 2005 compared to the prior year period was due primarily to the addition of 30 new stores opened in 2005 which increased sales by approximately $2.2 million, increased sales in the 60 stores opened in 2004 (which in 2004 were open for only part of the fiscal year reported) of approximately $1.7 million, and increased sales in our catalog and Internet operations of approximately $1.2 million, offset in part by the decrease in retail comparable store sales of approximately $1.8 million. The increase in retail sales for the thirty-nine weeks ended October 1, 2005 compared to the prior year period was due primarily to increased sales in the 60 stores opened in 2004 (which in 2004 were open for only part of the fiscal year reported) of approximately $8.6 million, the addition of 30 new stores opened in 2005 which increased sales by approximately $3.8 million, and increased sales in our catalog and Internet operations of approximately $2.2 million, offset in part by the decrease in our retail comparable store sales of approximately $4.6 million. We closed one and three underperforming stores during the thirteen and thirty-nine weeks ended October 1, 2005, respectively. Comparable store and catalog and Internet sales for the thirteen and thirty-nine weeks ended October 1, 2005 decreased 1.0% and 2.0% compared to the thirteen and thirty-nine weeks ended October 2, 2004. Retail comparable store sales for the thirteen and thirty-nine weeks ended October 1, 2005 decreased 4.0% and 3.0% compared to the thirteen and thirty-nine weeks ended October 2, 2004, respectively. The primary factor contributing to the decrease in comparable store sales was a decline in our retail store traffic. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 325 stores included in the comparable store base as of October 1, 2005, and 47 of these stores were included for less than a full year. There were 372 retail stores open as of October 1, 2005 compared to 334 retail stores open as of October 2, 2004 and 345 retail stores open as of January 1, 2005. The Company has relocated only one store and had seven store expansions or remodels over the last five years. In these instances, the stores were not excluded from our comparable store calculation due to the short period of time that the stores were closed. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.
GROSS PROFIT
Gross profit increased 4.3% to $76.1 million for the thirteen weeks ended October 1, 2005 from $73.0 million for the thirteen weeks ended October 2, 2004; and increased 7.2% to $202.8 million for the thirty-nine weeks ended October 1, 2005 from $189.2 million for the thirty-nine weeks ended October 2, 2004. As a percentage of sales, gross profit decreased to 55.8% for the thirteen weeks ended October 1, 2005 from 57.1% for the thirteen weeks ended October 2, 2004; and decreased to 55.7% for the thirty-nine weeks ended October 1, 2005 from 56.4% for the thirty-nine weeks October 2, 2004. The increase in gross profit dollars was primarily attributable to an increase in sales. The decline in gross profit rate for the thirteen weeks ended October 1, 2005 compared to the thirteen weeks ended October 2, 2004 was primarily the result of increased promotional activity and unfavorable product mix across both retail and wholesale which decreased gross profit rate by approximately 2.2%, offset in part by improved productivity in our supply chain operations which increased gross profit rate by approximately 0.9%. The decline in gross profit rate for the thirty-nine weeks ended October 1, 2005 compared to the thirty-nine weeks ended October 2, 2004 was primarily the result of increased promotional activity and unfavorable product mix across both retail and wholesale which decreased gross profit rate by approximately 1.6%, offset in part by improved productivity in our supply chain operations which increased gross profit rate by approximately 0.9%.
SELLING EXPENSES
Selling expenses are costs directly related to both wholesale and retail operations and primarily consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. Selling expenses increased 9.3% to $34.8 million for the thirteen weeks ended October 1, 2005 from $31.8 million for the thirteen weeks ended October 2, 2004; and increased 11.1% to $99.4 million for the thirty-nine weeks ended October 1, 2005 from $89.4 million for the thirty-nine weeks ended October 2, 2004. As a percentage of sales, selling expenses increased to 25.5% for the thirteen weeks ended October 1, 2005 from 24.9% for the thirteen weeks ended October 2, 2004; and increased to 27.3% for the thirty-nine weeks ended October 1, 2005 from 26.7% for the thirty-nine weeks ended October 2, 2004. The increase in selling expenses in dollars for the thirteen weeks ended October 1, 2005 was primarily related to the continued growth in the number of retail stores, from 334 as of October 2, 2004 to 372 as of October 1, 2005, which resulted in additional selling expenses of approximately $2.6 million, and to a lesser extent increased advertising and promotions spending in the retail segment, which increased selling expenses by approximately $0.4 million. The increase in selling expenses in dollars for the thirty-nine weeks ended October 1, 2005 was primarily related to the continued growth in the number of retail stores, from 334 as of October 2, 2004 to 372 as of October 1, 2005 which resulted in additional selling expenses of approximately $8.1 million; increased costs associated with our GBI fundraising division (acquired in June 2004) which were included for the full year in 2005 but only for part of 2004, of approximately $1.1 million; and increased advertising and promotions spending in the retail segment of approximately $0.3 million.
The increase in selling expenses as a percentage of sales for the thirteen and thirty-nine weeks ended October 1, 2005 was primarily related to the continued growth in the number of retail stores, from 334 as of October 2, 2004 to 372 as of October 1, 2005. These new stores increased selling expense rate by approximately 1.2% and 1.3% for the thirteen and thirty-nine weeks ended October 1, 2005, respectively. These new stores are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.
SEGMENT PROFITABILITY
Segment profitability is sales less cost of goods sold and selling expenses.
Wholesale Operations
Segment profitability for our wholesale operations, including Europe, was $32.3 million, or 41.1% of wholesale sales, for the thirteen weeks ended October 1, 2005 compared to $31.2 million, or 42.5% of wholesale sales, for the thirteen weeks ended October 2, 2004. Segment profitability for our wholesale operations, including Europe, was $85.0 million, or 41.5% of wholesale sales, for the thirty-nine weeks ended October 1, 2005 compared to $78.2 million, or 41.9% of wholesale sales, for the thirty-nine weeks ended October 2, 2004. The increase in wholesale segment profitability in dollars for the thirteen weeks ended October 1, 2005 was primarily attributable to increased profitability in our European operations of approximately $1.5 million and improved profitability in our GBI fundraising operations of approximately $0.3 million, offset in part by decreased profitability within our domestic wholesale operations, excluding GBI, of approximately $0.7 million as a result of increased promotional activity. The decrease in wholesale segment profitability as a percentage of sales for the thirteen weeks ended October 1, 2005 was primarily attributable to a change in product mix and increased promotional activity including transition costs associated with the re-launch of our YC Home line, which combined decreased segment profit rate by approximately 1.7%, offset in part by improved profitability within the European operations which increased segment profit rate by approximately 1.0%. The increase in wholesale segment profitability in dollars for the thirty-nine weeks ended October 1, 2005 was primarily attributable to increased wholesale sales, which contributed approximately $8.6 million, and to a lesser extent improved profitability in our European operations which contributed approximately $1.7 million, offset in part by increased promotional activity of approximately $2.6 million. The decrease in wholesale segment profitability as a percentage of sales for the thirty-nine weeks ended October 1, 2005 was primarily attributable to a change in product mix and increased promotional activity including transition costs associated with the re-launch of our YC Home line, which combined decreased segment profit rate by approximately 0.8% offset in part by improved profitability within the European operations which increased segment profit rate by approximately 0.4%.
Retail Operations
Segment profitability for the Company’s retail operations was $9.0 million or 15.6% of retail sales for the thirteen weeks ended October 1, 2005 compared to $10.0 million or 18.4% of retail sales for the thirteen weeks ended October 2, 2004. Segment profitability for the Company’s retail operations was $18.4 million or 11.6% of retail sales for the thirty-nine weeks ended October 1, 2005 compared to $21.6 million or 14.5% of retail sales for the thirty-nine weeks ended October 2, 2004. The decrease in retail segment profitability in dollars for the thirteen weeks ended October 1, 2005 was primarily attributable to increased costs associated with its third quarter advertising efforts of $0.6 million and to a lesser extent candle related promotional activity of $0.3 million. The decrease in retail segment profitability as a percentage of sales for the thirteen weeks ended October 1, 2005 was primarily attributable to continued growth in the number of retail stores which negatively impacted the rate by 1.1% due to only being open for a short period of time, candle related promotional activity which negatively impacted retail segment profitability by 1.0% and increased costs associated with our third quarter advertising efforts of 0.7%. The decrease in retail segment profitability in dollars for the thirty-nine weeks ended October 1, 2005 was primarily due to increased third quarter promotional activity and discounts associated with the sell through of holiday and discontinued merchandise during our extended January clearance program of $1.9 million and to a lesser extent increased costs associated with our third quarter advertising efforts of $1.3 million. The decrease in retail segment profitability as a percentage of sales for the thirty-nine weeks ended October 1, 2005 was primarily attributable to continued growth in the number of retail stores which negatively impacted the rate by 1.1% due to only being open for a short period of time, candle related promotional activity which negatively impacted retail segment profitability by 1.4% and increased costs associated with our third quarter advertising efforts of 0.5%.
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist primarily of costs associated with corporate overhead departments, including senior management, accounting, information systems, management incentive programs including stock-based compensation and bonus and costs that are not readily allocable to either the retail or wholesale segments. General and administrative expenses increased 6.0% to $14.7 million for the thirteen weeks ended October 1, 2005 from $13.9 million for the thirteen weeks ended October 2, 2004; and increased 6.5% to $42.0 million for the thirty-nine weeks ended October 1, 2005 from $39.4 million for the thirty-nine weeks ended October 2, 2004. As a percentage of sales, general and administrative expenses remained flat at 10.8% for the thirteen weeks ended October 1, 2005 and October 2, 2004; and decreased to 11.5% for the thirty-nine weeks ended October 1, 2005 from 11.8% for the thirty-nine weeks ended October 2, 2004. The increase in general and administrative expense in dollars for the thirteen weeks ended October 1, 2005 compared to the thirteen weeks ended October 2, 2004 was primarily attributable to increased labor costs of approximately $0.5 million associated with new hires made subsequent to the third quarter of 2004. The increase in general and administrative expense in dollars for the thirty-nine weeks ended October 1, 2005 compared to the thirty-nine weeks ended October 2, 2004 was also primarily attributable to increased labor costs of approximately $4.5 million associated with new hires made subsequent to the third quarter of 2004. The decrease in general and administrative expense as a percentage of sales for the thirty-nine weeks ended October 1, 2005 compared to the thirty-nine weeks ended October 2, 2004 was primarily due to the Company’s leveraging of these expenses over a larger sales base.
NET OTHER EXPENSE
Net other expense was $1.4 million for the thirteen weeks ended October 1, 2005, compared to $1.2 million for the thirteen weeks ended October 2, 2004; and was $4.6 million for the thirty-nine weeks ended October 1, 2005 compared to $2.9 million for the thirty-nine weeks ended October 2, 2004. The primary component of the expense in each of these periods was interest expense, which was $2.3 million for the thirteen weeks ended October 1, 2005 compared to $1.1 million for the thirteen weeks ended October 2, 2004; and was $4.8 million for the thirty-nine weeks ended October 1, 2005 compared to $3.1 million for the thirty-nine weeks ended October 2, 2004. The primary factor in increased interest expense was the increase in our average borrowing rates and to a lesser extent the increase in our average daily debt outstanding for the thirteen and thirty-nine weeks ended October 1, 2005 compared to October 2, 2004.
PROVISION FOR INCOME TAXES
The effective tax rate for the thirteen and thirty-nine weeks ended October 1, 2005 was 39.0% and was 39.5% for the comparable periods in 2004. The decrease from 39.5% is due to the deduction for domestic production activities available to us under the American Jobs Creation Act of 2004. We have provided and expect to continue to provide in 2005 a valuation allowance against the deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2005 will be approximately 39.0%. We re-evaluate our effective tax rate on a quarterly basis.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of October 1, 2005 decreased by $26.7 million compared to January 1, 2005. This decrease was due to cash used in operating activities of $4.9 million, which includes total payments of $37.5 million of corporate income taxes for fiscal 2004 and fiscal 2005, and capital expenditures. Capital expenditures for the thirty-nine weeks ended October 1, 2005 were $22.3 million, primarily related to the capital requirements to open 30 new stores as well as investments in information systems and supply chain operations. Net cash provided by financing activities was $1.3 million for the thirty-nine weeks ended October 1, 2005, which includes net borrowings of $125.0 million under our credit facility used to repurchase common stock and fund operations.
On December 7, 2004 we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100.0 million of Yankee Candle common stock commencing in fiscal 2005. Upon completion of this program in the second quarter of 2005, we announced on July 27, 2005 that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to $150.0 million of Yankee Candle common stock commencing in the third quarter of fiscal 2005. Under these authorizations of the Board of Directors, we purchased a total of 673,798 and 3,932,384 shares of common stock for an aggregate purchase price of $20.0 million and $120.0 million during the thirteen and thirty-nine weeks ended October 1, 2005, respectively.
We opened 30 stores during the thirty-nine weeks ended October 1, 2005, and we expect to open approximately 16 additional stores during the fourth quarter of fiscal 2005. We expect to meet our cash requirements through a combination of available cash, operating cash flow and borrowings under our credit facility.
As of October 1, 2005, we were in compliance with all covenants under our Amended Credit Facility. We had $200 million outstanding under the revolving credit facility and $1.3 million of outstanding letters of credit, leaving $48.7 million in availability.

On February 14, 2005 we announced that our Board of Directors authorized us to initiate an annual cash dividend at the annual rate of $0.25 per share of outstanding common stock. The first semi-annual payment of $0.125 per share was paid on June 1, 2005, to shareholders of record on May 11, 2005. Under the terms of the Amended Credit Facility, we may not declare or pay dividends on common stock unless our Consolidated Net Worth (as defined in the Amended Credit Facility) is more than one dollar. As of October 1, 2005, our Consolidated Net Worth was approximately $94.0 million. While it is our current intention to pay annual cash dividends in years following 2005, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.
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
Our retail growth strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our growth strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully and any changes in the availability of suitable real estate locations on acceptable terms could adversely impact our retail growth. If we are unable to open new stores as quickly as planned, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail growth strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. A continued decrease in our retail comparable store sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable store sales is limited in the short term. If comparable store sales continue to decline it will negatively impact earnings. However, we do not believe that it will significantly impact our working capital, our ability to exist as a going concern or our compliance with bank covenant requirements in the future. Our retail growth strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and upon favorable economic terms, then our future sales and profits could be negatively affected.
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
A class action lawsuit has been filed against us for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in our California retail stores. The discovery phase of the litigation has not yet begun. Procedural motions are currently pending in the applicable California courts.While we intend to vigorously defend ourselves against the allegations, pending any rulings on the outstanding procedural motions, it is too early in the litigation process for us to fully evaluate or predict the outcome of the litigation. An adverse outcome could potentially negatively impact our financial operating results.
Further increases in oil prices will negatively impact our cost of goods sold and margins. Any shortages in refined oil supplies could impact our wax supply.
Wax is a petroleum-based product. Historically, its market price has not fluctuated with the movement of oil prices and has instead generally moved with inflation. However, in 2004 and 2005 continued significant increases in the price of crude oil have resulted in corresponding increases in the price of petroleum-based wax. These crude oil price increases have also negatively impacted our transportation and freight costs. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins. In addition, we believe that the rising oil prices and corresponding increases in raw materials and transportation costs, further exacerbated by the recent storms, continue to negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro-economic environment could negatively impact our sales and earnings.
Due to the recent hurricanes in the Gulf Coast region, and the closing and disruption of oil refineries located there, we have been notified by one of our primary wax suppliers that our wax purchases will be allocated at the rate of seventy percent of last year’s purchases for at least the near term future. While we do not currently anticipate any material impact on our ability to fulfill customer orders as a result of this issue, and believe that we have appropriate measures in place to mitigate such impacts, any prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.
Other factors may also cause our actual results to differ materially from our estimates and projections.
In addition to the foregoing, there are other factors which may cause our actual results to differ materially from our estimates and projections. Such factors include the following:
a) changes in levels of competition from our current competitors and potential new competition from both retail stores and alternative methods or channels of distribution;
b) loss of a significant vendor or prolonged disruption of product supply;
c) the successful introduction of new products and technologies in our product categories, including the frequency of such introductions, the level of consumer acceptance of new products and technologies, and their impact on demand for existing products and technologies;
d) the impact of changes in pricing and profit margins associated with our sourced products or raw materials;
e) changes in income tax laws or regulations, or in interpretations of existing income tax laws or regulations;
f) changes in the general economic conditions in the United States including, but not limited to, consumer debt levels, financial market performance, interest rates, consumer sentiment, inflation, commodity prices, unemployment and other factors that impact consumer confidence and spending;
g) changes in availability and cost of working capital financing from vendors and lending institutions, including the availability and cost of long-term financing to support our businesses;
h) adverse outcomes from significant litigation matters;
i) the imposition of additional restrictions or regulations regarding the sale of products we offer;
j) changes in our ability to attract, retain and develop highly-qualified employees or changes in the cost or availability of a sufficient labor force to manage and support our operations;
k) changes in our ability to meet objectives with regard to business acquisitions or new business ventures;
l) the occurrence of severe weather events prohibiting or discouraging consumers from traveling to retail or wholesale locations;
m) the disruption of global, national or regional transportation systems;

n) the occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;
o) our ability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and
p) changes in our ability to manage our existing computer systems and technology infrastructures, and our ability to implement successfully new computer systems and technology infrastructures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At October 1, 2005, we had $200 million outstanding under our Credit Facility, which bears interest at variable rates. At October 1, 2005, the weighted-average interest rate on outstanding borrowings was 4.3%. This facility is intended to fund operating needs and stock repurchases if necessary. Because this facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on October 1, 2005 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $2.0 million additional annual pre-tax charge or credit to the statement of income.
The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on October 1, 2005 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the annual statements of income.
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
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 1, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by us of our common stock during the thirty-nine weeks ended October 1, 2005.

				Approximate
				Dollar Value of
			Total Number of Shares	Shares that May
			Purchased as Part of	Yet be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2) (3)	Programs
1/1/05-2/5/05	—	$—	—	$100,000,000
2/6/05-3/5/05	871,475	30.92	871,475	$73,053,993
3/6/05-4/2/05	415,000	31.23	415,000	$60,093,543
4/3/05-5/7/05	1,949,300	30.45	1,949,300	$737,358
5/8/05-6/4/05	22,811	32.32	22,811	$—
6/5/05-7/2/05	—	—	—	$—
				$150,000,000
7/3/05-8/6/05	525,000	29.77	525,000	$134,370,750
8/7/05-9/3/05	148,798	29.38	148,798	$129,999,065
9/4/05-10/1/05	—	—	—	$129,999,065

Total	3,932,384	$30.52	3,932,384

(1)   All repurchases by us of our common stock during the thirty-nine weeks ended October 1, 2005 were done pursuant to the repurchase programs that we publicly announced on December 7, 2004 and July 27, 2005.
(2)   Our Board of Directors approved the repurchase of up to $100 million of our common stock pursuant to the stock repurchase program announced on December 7, 2004. There was no expiration date for the Program, and it expired when we reached the $100 million threshold.
(3)   Our Board of Directors approved the repurchase of up to $150 million of our common stock pursuant to the stock repurchase program announced on July 27, 2005. There is currently no expiration date for this stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, this stock repurchase program will expire when we have reached the $150 million threshold.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5. Other Information
Not Applicable

Item 6. Exhibits
(a) Exhibits
10.1	Employment Letter Agreement between The Yankee Candle Company, Inc. and Richard Ruffalo dated August 12, 2005 (1)

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 7, 2005.

31.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 7, 2005.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 7, 2005.

32.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 7, 2005.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 9, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.
/s/ Bruce H. Besanko
Date: November 7, 2005	By: Bruce H. Besanko
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)