Form 10-K/A
period 2005-01-01
YANKEE CANDLE CO INC
filed 2006-02-07
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☑	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      The Yankee Candle Company, Inc. filed its original Annual Report on Form 10-K for the fiscal year ended January 1, 2005 on March 15, 2005. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely for the purpose of correcting the certifications filed within Exhibits 31.1 and 31.2 in the original Form 10-K, which did not conform to the format provided in Item 601(b)(31) of Regulation S-K. No attempt has been made in this Amendment No. 1 to the Annual Report on Form 10-K/A to modify or update disclosures for events which occurred subsequent to the original filing.
      THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL RESULTS.
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
Intellectual Property
      Yankee Candle has obtained 43 U.S. trademark registrations, including Yankee® (for candles), Yankee Candle®, Housewarmer®, Stripes®, Country Kitchen®, Samplers®, Tarts®, Country Classics®, Kindle Candles® and Car Jars® and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, copyright and other intellectual property rights of Yankee Candle under statutory and common law, including those rights relating to our distinctive “trade dress” and our manufacturing and design “know how.”
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
      The historical financial data as of December 28, 2002, December 29, 2001, and December 20, 2000 and for the fifty-two weeks ended December 29, 2001 and December 30, 2000 has been derived from audited financial statements for the corresponding periods, which are not contained in this document.
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

Deloitte & Touche LLP, our independent auditors, have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 49 of this Annual Report on Form 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2006.

The Yankee Candle Company, Inc.

By
/s/ BRUCE H. BESANKO

Bruce H. Besanko
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Form of Restated Articles of Organization of The Yankee Candle Company, Inc. (1)
3.2	Form of Amended and Restated By-Laws of The Yankee Candle Company, Inc. (1)
4.1	Form of Common Stock Certificate. (1)
10.1	Form of outside director Stock Option Agreement. (1)+
10.2	Form of outside director Stockholder’s Agreement. (1)+
10.3	Form of Employee Stockholder’s Agreement.(1)+
10.4	The Yankee Candle Company Inc. Employee Stock Option Plan and form of Stock Option Agreement.(1)+
10.5	The Yankee Candle Company, Inc. 1999 Stock Option and Award Plan.(1)+
10.6	Form of Stockholder’s Agreement between The Yankee Candle Company, Inc. and employees.(1)+
10.7	Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers.(1)
10.8	Form of Credit Agreement among The Yankee Candle Company, Inc., The Chase Manhattan Bank, as sole administrative agent, and the banks and other financial institutions party thereto.(1)
10.9	Employment Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Craig W. Rydin.(2)+
10.10	Employment Letter Agreement dated August 31, 2000 between The Yankee Candle Company, Inc. and Paul J. Hill (3)+
10.11	Employment Letter Agreement dated May 2, 2001 between The Yankee Candle Company, Inc. and Harlan Kent.(3)+
10.12	Form of Credit Agreement among The Yankee Candle Company, Inc., Citizens Bank of Massachusetts, as sole administrative agent, and other banks and financial institutions party thereto. (4)
10.13	Management Incentive Plan for 2004 Fiscal Year for Executive Committee Members — Corporate (5)+
10.14	Management Incentive Plan for 2004 Fiscal Year for Executive Committee Members — Business Unit (5)+
10.15	Management Incentive Plan for the 2005 Fiscal Year (6)+
10.16	Form of Award of Performance Shares Agreement (7)+
10.17	2005 Director Compensation Plan (7)+
23.1	Consent of Deloitte and Touche LLP(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

(1)	Incorporated by reference from the Company’s Registration Statements on Form S-1 (File No. 333-76397).
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2001.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal 2001.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2004.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2005.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 14, 2005.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal 2005.
(8)	Filed herewith.
+	Compensation contract/plan affecting Company’s Management and/or Board of Directors.