Form 10-K
period 2005-12-31
YANKEE CANDLE CO INC
filed 2006-03-16
CIK 1084242

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15023

THE YANKEE CANDLE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2591416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16 Yankee Candle Way, South Deerfield, Massachusetts (Address of principal executive offices)	01373 (Zip Code)

Registrant’s telephone number, including area code:
(413) 665-8306

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange Where Registered

Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing sale price of $32.04 per share on July 2, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $1,416,261,172.

On March 10, 2006 there were outstanding 41,072,071 shares of the Registrant’s Common Stock.

Documents incorporated by reference (to the extent indicated herein): Registrant’s proxy statement (specified portions) with respect to the annual meeting of stockholders to be held on June 8, 2006 are incorporated into Part III.

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

We are the leading designer, manufacturer and branded marketer of premium scented candles, based on sales, in the giftware industry. We have a 36-year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. Our candle products are available in approximately 195 fragrances and include a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of coordinated candle and home décor accessories and have extended our brand into the growing premium home fragrance market segment with products such as our Housewarmer® electric home fragrancers, Yankee Candle® branded potpourri, sachets, room sprays and linen sprays and Yankee Candle Car Jars® air fresheners. We have a vertically integrated business model that enables us to manufacture and distribute high quality products, provide excellent customer service and achieve cost efficiencies.

Our multi-channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network of approximately 16,400 stores in North America, primarily in non-mall locations, and through our growing retail store base located primarily in malls. As of December 31, 2005, we had 390 Company-owned and operated stores in 42 states. We have grown our retail store count at a compounded annual rate of 22% annually over the past five years and opened 53 new retail stores during 2005 including a second 42,000 square foot flagship store in Williamsburg, Virginia. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts, a major tourist destination in Massachusetts. We also sell our products directly to consumers through our catalogs and our Internet web site at www.yankeecandle.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network of approximately 2,200 store locations (through our distribution center located in Bristol, England).

Since 2000, we have experienced compound annual sales growth of 12% and compound annual pretax income growth of 12%. Each of our distribution channels has contributed to this growth. Retail, which includes our catalog and Internet business, has achieved 12% compound annual sales growth since 2000 and accounted for 51% of our $601.2 million total sales in 2005. Wholesale, which includes our European operations, has achieved a 13% compound annual sales growth since 2000 and accounted for 49% of total sales in 2005. In 2005, our sales increased 8% over 2004, comprised of a 7% increase in retail sales and a 10% increase in wholesale sales. We believe our growth was primarily based on new retail stores and wholesale distribution, the strength of the Yankee Candle® brand, our commitment to product quality and innovation, the efficiency of our vertically integrated manufacturing and logistics operations and the success of our multi-channel distribution strategy.

INDUSTRY OVERVIEW

Yankee Candle operates in the domestic giftware industry. Sub-segments within this industry in which we compete include, among others, the total candle, premium scented candle and home fragrance segments. Based upon the most recent market data currently available from Kline & Company, Inc., an industry-leading international consulting firm, which was published in 2004, we believe that:

•	the total domestic market for scented candles has grown at an approximately 1.0% compound annual growth rate from 2000 to 2004 to reach approximately $3.1 billion in 2004;

•	the domestic premium scented candle market has grown at an approximately 3.0% compound annual growth rate from 2000 to 2004 to reach approximately $1.7 billion;

•	the total domestic home fragrance market segment, including candles, has grown at an approximately 4.0% compound annual growth rate from 2000 to 2004 to reach approximately $5.8 billion;

•	the total domestic home fragrance market segment, excluding candles, has grown at an approximately 9.0% compound annual growth rate from 2000 to 2004 to reach approximately $2.7 billion;

Based upon the above statistical trends, and our own subjective observations and market experience, we expect that in the near term the premium scented candle market is likely to continue to grow more quickly than the total candle market, and the home fragrance market is likely to grow at least as quickly as the premium scented candle market.

PRODUCTS

We offer approximately 2,300 stock-keeping units (SKUs) of Yankee Candle manufactured products. Virtually all of our candle products are marketed as Yankee Candle® branded products.

Our candle products are generally available in a wide range of fragrances, colors and product forms. In addition to being available in our own Company-operated retail stores, the majority of our best-selling products and fragrances are available nationwide to our wholesale customers, together with numerous special editions and seasonal fragrances.

In addition to our core candle business, we have successfully extended the Yankee Candle® brand into the growing home fragrance segment and other fragrance-based product categories. Examples of our non-candle product portfolio include our Housewarmer® electric home fragrancer; our Yankee Candle® branded line of potpourri, sachets, room sprays, linen sprays and passive diffusers; and Yankee Candle® Car Jars® air fresheners. In 2005 we continued to expand our home fragrance offerings, adding a number of new fragrances and styles to our electric home fragrancer and other product lines, an enhanced version of our electric home fragrancer and introducing new products to our portfolio. We plan to further leverage our brand and increase our offerings in this segment in 2006.

We also offer a wide array of coordinated candle-related and home décor accessories in dozens of exclusive patterns, colors and styles, and numerous giftsets. In addition to our “everyday” product offerings, we also offer numerous seasonally appropriate holiday and novelty products and collections.

We seek to maintain a moderate price for almost all of our products in order to reinforce our customers’ perception of our products as affordable. As a result, our retail prices for our core candle products generally range from $1.59 for a Tarts® wax potpourri to $21.99 for a 22 oz. Housewarmer® jar candle.

RETAIL OPERATIONS

Retail Stores

Our retail operations include retail stores, catalog and Internet operations and Chandler’s restaurant (located at our South Deerfield, MA flagship store). All of our retail stores are Company-owned and operated; none are franchised. From 2000 to 2005, sales from our retail division have grown at a compound annual growth rate of 12% from $175.3 million in 2000 to $304.1 million in 2005 and changed from 52% to 51% of our total sales. Moreover, in 2005 our retail stores that were open for the full year, excluding the South Deerfield flagship store, achieved average sales per selling square foot of $575.

We opened 53 new retail stores during 2005, including a new 42,000 square foot flagship store in Williamsburg, VA, closed eight underperforming stores, and ended the year with 390 retail stores in 42 states. These 390 stores include 12 stores that were closed in the first quarter of fiscal 2006 in connection with the restructuring plan initiated in the fourth quarter of fiscal 2005 and discussed in footnote 3 to the financial statements. In addition, we are also testing certain outlet locations on a temporary basis to determine long-term viability. In opening new stores, we target high traffic retail locations in malls and non-mall locations, including lifestyle centers and tourist destinations. Of our 390 retail stores, 273 are located in malls. We plan to open approximately 25 additional stores during 2006.

The non-mall store count includes our South Deerfield, MA and Williamsburg, VA flagship stores, which are unique stores. We believe that our flagship stores are the world’s largest candle and holiday-themed stores with approximately 90,000 square feet of retail and entertainment space in South Deerfield, MA and 42,000 square feet in Williamsburg, VA. These stores promote Yankee Candle’s brand image and culture and are a testing ground for our new product introductions.

The South Deerfield flagship store carries approximately 24,000 SKUs of gift items and generates approximately 52% of its revenues from the sale of Yankee Candle manufactured products. The store is a major tourist destination and provides visitors with a total shopping and entertainment experience including the Yankee Candlemaking Museum and a 240-seat restaurant. The flagship store also includes our Yankee Candletm Home “store within a store”, which showcases home goods, accessories, furnishings and decorative accents in sophisticated country décor settings.

The Williamsburg flagship store opened in November 2005 and carries approximately 9,000 SKUs of gift items. The store is our first shopping entertainment center outside the South Deerfield flagship store. The Williamsburg flagship store features candle dipping, candle-making demonstrations, animated musical entertainment and an old-time photo studio.

Excluding the South Deerfield and Williamsburg flagship stores, the average store size for our 388 retail stores at the end of 2005 was 1,661 square feet. Our retail stores other than the South Deerfield and Williamsburg flagship stores typically offer Yankee Candle products in approximately 195 fragrances and carry approximately 900 SKUs of candles and approximately 750 SKUs of candle accessories.

Outstanding customer service and a knowledgeable employee base are key elements of our retail strategy. We emphasize formal employee training, particularly with respect to product quality, candle manufacturing and the heritage of Yankee Candle. We also have a well-developed, eleven-day training program for managers and assistant managers and an in-store training program for sales associates. Our high customer service standards are an integral part of our ongoing success. Each store is responsible for implementing and maintaining these customer service standards.

  Consumer Direct: Catalog and Internet

As part of our retail division we market our products through our catalogs and Internet web site. Our catalog and Internet business generated $20.7 million of sales in 2005, an increase of approximately 20.0% from 2004. Our catalogs feature a wide selection of our most popular products, together with additional products and offerings exclusive to our catalog channel. We believe there are continuing opportunities to grow our catalog and Internet businesses by adding additional products and accessories, new concepts and expanding our mailing lists. We further believe that the catalog constitutes an important marketing tool, serving to increase the awareness and strength of the Yankee Candle® brand and driving sales to our retail stores and Internet web site.

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

WHOLESALE OPERATIONS

Our wholesale strategy focuses on home décor, gift and other image appropriate retailers. The wholesale business is an integral part of our growth strategy and, together with our other distribution channels, helps to further build our brand awareness. From 2000 to 2005, sales from our wholesale accounts have grown at a compound annual growth rate of 13% from $163.5 million in 2000 to $297.1 million in 2005 and increased from 48% to 49% of our total sales. Our wholesale customers have approximately 16,400 locations in North America. We believe that as a result of our strong brand name, the popularity and profitability of our products and our emphasis on customer service, our wholesale customers are extremely loyal, with approximately 55% of them having been customers for over five years. No customer accounted for more than 9%, 7% and 6% of our total company sales in 2005, 2004 and 2003, respectively.

The strength of our brand, the profitability and quality of our products, and our successful in-store merchandising and display system have made us the top selling brand for many of our wholesale customers. Since 1993, we have been continuously ranked first in gift store sales in the domestic candle category and have consistently been ranked either first or second in product reorders across all giftware categories by Giftbeat, a giftware industry publication. In addition, we have consistently been ranked as the most profitable product line across all giftware categories since Giftbeat introduced that survey category several years ago and were named Giftbeat’s vendor of the year in 2004 and 2005, the first two years of the award.

We actively seek to increase wholesale sales through our innovative product display systems, promotional programs, new products and telemarketing initiatives. We promote a “Shop Within A Shop” display system to our wholesale customers which presents our products in a distinctive wood hutch. We recommend that dealers invest in a minimum of an 8-to 12-foot display system which enhances Yankee Candle’s brand recognition in the marketplace and we believe positively impacts our wholesale sales. We have also introduced new products and implemented a number of promotional programs to increase the square footage dedicated to Yankee Candle® products as well as the breadth of Yankee Candle® products offered by our wholesale customers. In addition, we provide category management expertise and advise our wholesale customers on an ongoing basis regarding product knowledge, display suggestions, promotional ideas and geographical consumer preferences. As one example, we operate Yankee Candle University, a training program with in-depth courses on Yankee Candle product information, sales tactics and marketing techniques. We have also established a Wholesale Advisory Council made up of wholesale customers from across the country, which provides us with a forum for receiving invaluable feedback from our wholesale customers while also allowing us to work jointly with them to develop “best practices” and innovative ideas. We have a selective dealer approval process, designed to apply consistent nationwide standards for all Yankee Candle authorized retailers.

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

  International Operations

Revenues from our International operations were approximately $23.0 million, $17.4 million and $13.6 million for fiscal years 2005, 2004 and 2003, respectively. We sell our products in Europe and elsewhere utilizing our distribution center in the United Kingdom. As of December 31, 2005, this distribution center was selling our products to approximately 2,200 direct accounts and 23 distributors covering 24 countries. Revenues from our international operations outside of North America have accounted for less than 4% of our total revenues in each of the last three years.

  Recent Acquisitions

Our wholesale operations also include our GBI fundraising division, acquired in 2004, and Aroma Naturals, Inc., our wholly-owned subsidiary specializing in a line of wellness candles fragranced with essential oils and acquired in 2005, neither of which are material to our operations.

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

Our innovation team focuses on several different areas of new product development. Each year we introduce a number of in-line extensions of our core candle lines, such as new Housewarmer® fragrances and the development of exclusive fragrances and special products for one or both of our retail and wholesale channels. In addition to new fragrances in our core Housewarmer® line, our new product development efforts focus on the addition of new candle lines and offerings. In 2005, this included a re-stage of our YCtm Home line, the development of new proprietary wholesale brands and new product forms and styles in our Housewarmer® line.

Beyond candles, our innovation team continually works to broaden our product portfolio and continue to extend our brand into the home fragrancing market segment and other fragrance-related categories. In 2005, these efforts included the roll-out of our Clean Scentstm premium home cleaning line, continued expansion of our electric home fragrancer product line, the introduction of new home fragrance product forms and the development of numerous gift sets.

In 2006, we plan to continue to focus on broadening our product portfolio in both the candle and home fragrancing segments.

MANUFACTURING

Approximately 74% of our sales in 2005 were generated by products manufactured at our 294,000 square foot facility in Whately, Massachusetts. As a vertically integrated manufacturer, we are able to closely monitor the quality of our products, more effectively manage inventory and control our production costs. We believe this is an important competitive advantage that enables us to ensure high quality products, maintain affordable pricing and provide reliable customer service.

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

Yankee Candle uses high quality fragrances, premium grade, highly refined paraffin waxes, and superior wicks and dyes to create premium quality products. Our manufacturing processes are designed to ensure the highest quality and quantity of candle fragrance, wick quality and placement, color, fill level, shelf life and burn rate. We are continuously engaged in efforts to further improve our quality and lower our costs by using efficient production and distribution methods and technological advancements.

SUPPLIERS

We maintain strong relationships with our principal fragrance and wax suppliers. We believe we use the highest-quality suppliers in our industry. We have been in the business of manufacturing premium scented candles for many years and are therefore knowledgeable about the different levels of quality of raw materials used in manufacturing candles. As a result, we have developed, jointly with our suppliers, proprietary fragrances which are exclusive to Yankee Candle. Most raw materials used in the manufacturing process, including glassware, wick and packaging materials, are readily available from alternative sources at comparable prices. In 2005, no single supplier represented more than 9% of our total cost of goods sold.

In 2005, due to the 2005 hurricanes in the Gulf Coast region and the closing and disruption of oil refineries located there, one of our primary wax suppliers placed us on allocation, whereby our wax purchases were allocated at the rate of seventy percent of 2004 purchases for at least the near term. While we took steps to manage this issue and mitigate any impacts, in 2005 the wax allocation had a negative impact on our ability to fulfill customer orders and our costs of production. Any prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

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

INTELLECTUAL PROPERTY

Yankee Candle has 58 U.S. registered trademarks, several of which are the subject of multiple registrations, including Yankee® (for candles), Yankee Candle®, Housewarmer®, Stripes®, Country Kitchen®, Samplers®, Tarts®, Car Jars® and Aroma Naturals®, and has pending several additional trademark applications with respect to its products. We also register certain of our trademarks in various foreign countries. Trademark registrations allow us to use those trademarks on an exclusive basis in connection with our products. If we continue to use our trademarks and make all required filings and payments these trademarks can continue in perpetuity. These registrations are in addition to various copyright registrations and patents held by us, and all trademark, copyright and other intellectual property rights of Yankee Candle under statutory and common law. Our intellectual property further includes various proprietary product formulas, business methods and manufacturing and design “know how,” as well as intellectual property associated with our acquisitions of GBI Marketing and Aroma Naturals, including tradenames used in each business.

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

COMPETITION

We compete generally for the disposable income of consumers with other manufacturers and retailers in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. Our products compete with other scented and unscented candle, home fragrance, personal care and other fragrance-inspired products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our competitors distribute their products through independent gift retailers, department stores, mass market stores and mail order houses and some of our competitors are part of large, diversified companies having greater financial resources and a wider range of product offerings than us.

In the premium scented candle segment of the market, in which we primarily compete, our manufacturing competitors include Blyth Industries, Inc., as well as many smaller branded manufacturers and private label manufacturers. There has been some consolidation in 2005 in the manufacturing segment of the candle market and based on our current knowledge and understanding of the industry we expect that this trend may continue.

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

EMPLOYEES

At December 31, 2005, we employed approximately 2,100 full-time employees and 2,000 part-time employees. We are not subject to any collective bargaining agreements, and we believe that our relations with our employees are good. We also use seasonal and temporary workers, as necessary, to supplement our labor force during peak selling or manufacturing seasons.

AVAILABLE INFORMATION

Our Internet address is www.yankeecandle.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We also include on our web site the Corporate Governance Guidelines adopted by our Board of Directors, our Code of Business Conduct and Ethics and the charters for each of the major committees of our Board of Directors. In addition, we intend to disclose on our web site any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the New York Stock Exchange.

CEO REPORT

In June 2005 our Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the required CEO Certification with respect to our prior fiscal year, which certified, without qualification, as to our compliance with the Corporate Governance Listing Standards established by the NYSE. This year’s filing will be made within thirty days following our 2006 Annual Meeting of Stockholders, as required by the NYSE.

ITEM 1A.  RISK FACTORS

There are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward-looking statements contained herein. In addition to factors generally affecting the political, economic and competitive conditions in the United States and abroad, such factors include those set forth below. Investors should consider the following factors before investing in our common stock.

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

Our retail growth strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our growth strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully and any changes in the availability of suitable real estate locations on acceptable terms could adversely impact our retail growth. If we are unable to open new stores as quickly as planned, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail growth strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. A continued decrease in our retail comparable store sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable store sales is limited in the short term. If comparable store sales continue to decline it will negatively impact earnings. However, we do not believe that it will significantly impact our working capital, our ability to exist as a going concern or our compliance with bank covenant requirements in the near future. Our retail growth strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and upon favorable economic terms, then our future sales and profits could be negatively affected.

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

Our success is in part dependent upon the retention of our senior executive officers. If our senior executive officers become unable or unwilling to participate in our business, our future business and financial performance could be materially affected. In addition, as our business grows in size and complexity we must be able to continue to attract, develop and retain qualified personnel sufficient to allow us to adequately manage and grow our business. If we are unable to do so, our operating results could be negatively impacted. We cannot guarantee that we will be able to attract and retain personnel as and when necessary in the future.

Many aspects of our manufacturing and distribution facilities are customized for our business; as a result, the loss of one of these facilities would disrupt our operations.

Approximately 74% of our sales in 2005 were generated by products we manufacture at our manufacturing facility in Whately, Massachusetts and we rely primarily on our distribution facilities in South Deerfield, Massachusetts to distribute our products. Because most of our machinery is designed or customized by us to manufacture our products, and because we have strict quality control standards for our products, the loss of our manufacturing facility, due to natural disaster or otherwise, would materially affect our operations. Similarly, our distribution facilities rely upon customized machinery, systems and operations, the loss of which would materially affect our operations. Although our manufacturing and distribution facilities are adequately insured, we believe it would take up to twelve months to resume operations at a level equivalent to current operations.

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

We source various accessories and other products from East Asia. A sustained interruption of the operations of our suppliers, as a result of the impact of health epidemics, natural disasters such as the 2004 tsunami or other factors, could have an adverse effect on our ability to receive timely shipments of certain of our products, which might in turn negatively impact our operating results.

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

A class action lawsuit has been filed against us for alleged violations of certain California state wage and hour and employment laws with respect to certain employees in our California retail stores. The discovery phase of the litigation has not yet begun. Procedural motions are currently pending in the applicable California courts. While we intend to vigorously defend ourselves against the allegations, pending any rulings on the outstanding procedural motions, it is too early in the litigation process for us to fully evaluate or predict the outcome of the litigation. An adverse outcome could potentially negatively impact our financial and operating results.

Further increases in oil prices will negatively impact our cost of goods sold and margins. Any shortages in refined oil supplies could impact our wax supply. Further increases in wax prices above the rate of inflation may also negatively impact our cost of goods sold and margins.

In 2004 and 2005 significant increases in the price of crude oil have negatively impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro-economic environment could negatively impact our sales and earnings.

Wax is a petroleum-based product. Therefore, any shortages in refined oil supplies may impact our wax supply. In 2005, due to the 2005 hurricanes in the Gulf Coast region and the closing and disruption of oil refineries located there, one of our primary wax suppliers placed us on allocation, whereby our wax purchases were allocated at the rate of seventy percent of 2004 purchases for at least the near term future. While we took steps to manage this issue and mitigate any impacts, in 2005 the wax allocation had a negative impact on our ability to fulfill customer orders and our costs of production. Any prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.

Historically, the market price of wax has generally moved with inflation. However, in 2004 and 2005 the price of wax increased at a rate significantly above the rate of inflation. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We own or lease several facilities located in South Deerfield, Whately and Greenfield, Massachusetts, Irvine, California and Bristol England, as described in the table below:

Type of Facility	Location	Size

Manufacturing	Whately, Mass.	294,000 sq.ft.
Distribution center(1)(2)	South Deerfield, Mass	256,000 sq ft.
Flagship retail store and restaurant(3)	South Deerfield, Mass.	90,000 sq.ft.
Corporate offices(1)(4)	South Deerfield, Mass.	75,000 sq.ft.
Distribution center(1)	Bristol, England	62,000 sq.ft.
Distribution center	South Deerfield, Mass.	60,000 sq.ft.
Distribution center(5)	Greenfield, Mass.	60,000 sq.ft.
Flagship retail store(6)	Williamsburg, Virginia	42,000 sq.ft.
Manufacturing and distribution center(7)	Irvine, California	15,000 sq.ft.
Employee health and fitness center	South Deerfield, Mass.	12,000 sq.ft.

Notes:

(1)	Leased facility.

(2)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 105,000 sq. ft.

(3)	This building includes an additional 11,000 sq. ft. of office space.

(4)	We have the right under the lease to expand this facility from time to time. We believe that the facility has the capacity to be expanded by up to an additional 30,000 square feet.

(5)	As a result of the acquisition of GBI Marketing, Inc., we entered into a lease of this facility in 2004.

(6)	This building includes an additional 23,000 sq. ft. of mezzanine space.

(7)	As a result of the acquisition of Aroma Naturals, Inc., we entered into a lease of this facility in 2005.

We believe these facilities are suitable and adequate to meet our current needs. In addition to the foregoing facilities, and the retail stores referenced below, we own various other properties in the Deerfield/Whately area, none of which are material to our operations.

Other than the South Deerfield and Williamsburg flagship stores and three smaller retail locations, we lease our retail stores. Initial store leases for mall locations typically range from eight to ten years. For non-mall locations, most leases are five years, with a five-year renewal option.

Our retail stores were located in the following 42 states as of December 31, 2005:

	Store Count
State	Mall	Non-Mall	Total

ALABAMA	2	—	2
ARIZONA	4	1	5
ARKANSAS	1	—	1
CALIFORNIA	14	2	16
COLORADO	5	4	9
CONNECTICUT	7	4	11
DELAWARE	2	—	2
FLORIDA	21	7	28
GEORGIA	11	2	13
ILLINOIS	13	9	22
INDIANA	8	5	13
IOWA	4	—	4

	Store Count
State	Mall	Non-Mall	Total

KANSAS	3	2	5
KENTUCKY	3	2	5
LOUISIANA	1	1	2
MAINE	1	3	4
MARYLAND	7	8	15
MASSACHUSETTS	15	13	28
MICHIGAN	13	3	16
MINNESOTA	6	1	7
MISSISSIPPI	1	1	2
MISSOURI	5	1	6
NEBRASKA	1	2	3
NEVADA	2	—	2
NEW HAMPSHIRE	5	1	6
NEW JERSEY	8	4	12
NEW YORK	22	7	29
NORTH CAROLINA	12	1	13
NORTH DAKOTA	1	—	1
OHIO	14	5	19
OKLAHOMA	2	—	2
PENNSYLVANIA	15	2	17
RHODE ISLAND	1	3	4
SOUTH CAROLINA	4	5	9
SOUTH DAKOTA	1	—	1
TENNESSEE	8	1	9
TEXAS	13	7	20
VERMONT	—	3	3
VIRGINIA	8	6	14
WASHINGTON	2	—	2
WEST VIRGINIA	2	—	2
WISCONSIN	5	1	6

TOTALS	273	117	390

ITEM 3.	LEGAL PROCEEDINGS

We are involved from time to time in routine legal proceedings relating to our business.

We believe that none of these legal proceedings will have a material adverse impact on our results of operations, cash flow or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders will be held on June 8, 2006. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2005.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of March 10, 2006:

Name	Age	Position

Craig W. Rydin	54	Chairman of the Board and Chief Executive Officer
Harlan M. Kent	43	President and Chief Operating Officer
Bruce H. Besanko	47	Senior Vice President, Finance and Chief Financial Officer
Stephen Farley	51	Senior Vice President, Retail
Paul J. Hill	51	Senior Vice President, Supply Chain
Martha S. LaCroix	40	Senior Vice President, Human Resources
James A. Perley	43	Senior Vice President, General Counsel
Richard R. Ruffolo	38	Senior Vice President, Brand Marketing and Innovation

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

HARLAN M. KENT is the President and Chief Operating Officer. Mr. Kent joined Yankee Candle in June 2001 as Senior Vice President, Wholesale. He was promoted to President in July 2004 and was promoted to his current position in December 2005. Prior to joining Yankee Candle, Mr. Kent was Senior Vice President and General Manager of the Wholesale Division of Totes Isotoner Corporation from 1997 to 2001, and Vice President of Global Sales and Marketing for the Winchester Division of Olin Corporation from 1995 to 1997. Mr. Kent has also held a number of senior marketing and strategic planning positions at both the Campbell Soup Company and its Pepperidge Farm Division.

BRUCE H. BESANKO is the Senior Vice President, Finance and Chief Operating Officer. Prior to joining Yankee Candle in April 2005, Mr. Besanko served as Vice President, Finance for Best Buy, Inc. from 2002-2005. Prior to joining Best Buy in 2002, Mr. Besanko held several financial leadership positions of increasing responsibility for Sears, Roebuck and Co. from 1996-2002. Prior to joining Sears, Mr. Besanko held various finance, accounting and treasury positions with the Atlantic Richfield Company from 1992-1996. He also served in the United States Air Force, holding a variety of leadership roles for more than eight years.

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

RICHARD R. RUFFOLO is the Senior Vice President of Brand Marketing and Innovation. Prior to joining Yankee Candle in September 2005, Mr. Ruffolo held various senior leadership positions with the Bath & Body Works Division of Limited Brands, Inc. from 1998-2005, where he most recently served as Vice President and Category Leader of their True Blue SPA and American Girl realbeauty businesses. Prior to joining Bath & Body Works in 1998 he served as Category Director, Glade Candles for S.C. Johnson & Son, Inc. Mr. Ruffolo also previously held brand management positions with The Procter & Gamble Company and Ralston-Purina Company.

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

Market Information

Our common stock has been traded on the New York Stock Exchange since July 1, 1999 under the symbol “YCC”. For the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange — Composite Transaction Reporting System were as follows:

	High	Low

Fifty-two Weeks Ended December 31, 2005
First Quarter	$34.64	$28.05
Second Quarter	33.15	27.65
Third Quarter	33.95	24.01
Fourth Quarter	26.88	21.20

	High	Low

Fifty-two Weeks Ended January 1, 2005
First Quarter	$29.50	$26.15
Second Quarter	31.06	25.90
Third Quarter	30.42	26.42
Fourth Quarter	34.02	27.11

On March 10, 2006, the closing sale price as reported on the New York Stock Exchange-Composite Transaction Reporting System for our common stock was $28.21 per share. As of March 10, 2006, there were 577 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

On February 14, 2005 we announced that our Board of Directors authorized us to initiate an annual cash dividend at the annual rate of $0.25 per share of outstanding common stock. The first semi-annual payment of $0.125 per share was paid on June 1, 2005, to shareholders of record on May 11, 2005. The second semi-annual payment of $0.125 per share was paid on December 1, 2005 to shareholders of record on November 21, 2005. Under the terms of the First Amendment to Revolving Credit Agreement (“Amended Credit Facility”), we may not declare or pay dividends on common stock unless our Consolidated Net Worth (as defined in the Amended Credit Facility) is more than one dollar. As of December 31, 2005, our Consolidated Net Worth was approximately $68.1 million. Our Board of Directors has further authorized the first semi-annual payment of $0.125 per share with respect to 2006, to be made on June 1, 2006 to shareholders of record as of May 11, 2006. While it is our current intention to pay annual cash dividends in 2006 and future years, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Stock Repurchases

On December 7, 2004 we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100.0 million of Yankee Candle common stock commencing in fiscal 2005. Upon completion of this program in the second quarter of 2005, we announced on July 27, 2005 that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to $150.0 million of Yankee Candle common stock commencing in the third quarter of fiscal 2005. During fiscal 2005, under these authorizations of the Board of Directors, we purchased a total of 6,543,234 shares of common stock for an aggregate purchase price of $185.0 million at an average price per share of approximately $28.27. Share repurchase during fiscal 2005 was completed as follows:

			Total Number of
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value of Shares
	Total Number of		Announced	That May yet be
	Shares Purchased	Average Price	Plans or Programs	Purchased Under the
Period	(1)	Paid per Share	(2)(3)	Plans or Programs

1/1/05 - 2/5/05	—	$—	—	$100,000,000
2/6/05 -3/5/05	871,475	30.92	871,475	$73,053,993
3/6/05 - 4/2/05	415,000	31.23	415,000	$60,093,543
4/3/05 - 5/7/05	1,949,300	30.45	1,949,300	$737,358
5/8/05 - 6/4/05	22,811	32.32	22,811	$—
6/5/05 - 7/2/05	—	—	—	$—
				$150,000,000
7/3/05 - 8/6/05	525,000	29.77	525,000	$134,370,750
8/7/05 - 9/3/05	148,798	29.38	148,798	$129,999,065
9/4/05 - 10/1/05	—	—	—	$129,999,065
10/2/05 - 11/5/05	—	—	—	$129,999,065
11/6/05 - 12/3/05	1,647,700	24.28	1,647,700	$89,992,909
12/4/05 - 12/31/05	963,150	25.96	963,150	$64,989,535

Total	6,543,234	$28.27	6,543,234

(1)	All repurchases by us of our common stock during fiscal 2005 were done pursuant to the repurchase programs that we publicly announced on December 7, 2004 and July 27, 2005.

(2)	Our Board of Directors approved the repurchase of up to $100 million of our common stock pursuant to the stock repurchase program announced on December 7, 2004. There was no expiration date for the Program, and it expired when we reached the $100 million threshold.

(3)	Our Board of Directors approved the repurchase of up to $150 million of our common stock pursuant to the stock repurchase program announced on July 27, 2005. There is currently no expiration date for this stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, this stock repurchase program will expire when we have reached the $150 million threshold.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial and other data that follows should be read in conjunction with the “Consolidated Financial Statements”, the accompanying notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The historical financial data as of December 31, 2005 and January 1, 2005 and for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004 has been derived from the audited consolidated financial statements and the accompanying notes included in this document at Item 8.

The historical financial data as of January 3, 2004, December 28, 2002 and December 29, 2001 and for the fifty-two weeks ended December 28, 2002 and December 29, 2001 has been derived from audited financial statements for the corresponding periods, which are not contained in this document.

The selected historical financial data may not be indicative of our future performance.

			Fifty-Three
	Fifty-Two Weeks Ended		Weeks Ended	Fifty-Two Weeks Ended
	December 31,	January 1,	January 3,	December 28,	December 29,
	2005	2005	2004	2002	2001
		(In thousands, except per share data)

Statement of Income Data:
Sales	$601,181	$554,202	$508,637	$444,842	$379,831
Cost of sales	257,455	230,519	215,316	194,748	174,107

Gross profit	343,726	323,683	293,321	250,094	205,724
Selling expenses	146,055	131,333	115,777	96,714	77,348
General and administrative expenses	57,366	53,023	50,561	43,549	38,515
Restructuring charge	5,546	—	—	—	8,000

Income from operations	134,759	139,327	126,983	109,831	81,861
Net other expense	6,725	2,651	3,370	4,415	10,902

Income before provision for income taxes	128,034	136,676	123,613	105,416	70,959
Provision for income taxes	49,933	53,987	48,827	41,437	27,674

Net income	$78,101	$82,689	$74,786	$63,979	$43,285

Basic earnings per share	$1.75	$1.70	$1.41	$1.19	$0.81

Diluted earnings per share	$1.73	$1.68	$1.40	$1.17	$0.79

Dividends per share	$0.25	$—	$—	$—	$—

Weighted average basic shares outstanding	44,622	48,749	53,024	53,896	53,537
Weighted average diluted shares outstanding	45,053	49,136	53,419	54,686	54,643
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$12,655	$36,424	$40,730	$43,689	$30,531
Working capital	35,982	44,107	(22,165)	17,182	(1,307)
Total assets	355,134	346,359	334,681	340,643	321,284
Total debt	178,000	75,000	65,000	60,600	115,000
Total stockholders’ equity	68,144	179,663	190,273	212,912	148,104

			Fifty-Three
	Fifty-Two Weeks Ended		Weeks Ended	Fifty-Two Weeks Ended
	December 31,	January 1,	January 3,	December 28,	December 29,
	2005	2005	2004	2002	2001
		(In thousands, except per share data)

Other Data:
Number of retail stores (at end of period)	390	345	286	239	192
Comparable store sales	(3.8)%	(1.8)%	(4.2)%	(6.3)%	(1.7)%
Comparable sales including Consumer Direct	(2.3)%	(2.0)%	(3.8)%	(4.4)%	2.0%
Gross profit margin	57.2%	58.4%	57.7%	56.2%	54.2%
Depreciation and amortization	$24,788	$21,850	$19,440	$17,347	$14,347
Capital expenditures	39,180	28,908	22,023	25,867	26,844
EBITDA	159,615	161,584	145,724	126,484	94,716
Cash Flow Data:
Net cash flows from operating activities	$106,543	$122,061	$113,697	$91,815	$86,962
Net cash flows from investing activities	(39,656)	(39,753)	(21,764)	(24,153)	(26,428)
Net cash flows from financing activities	(90,491)	(85,875)	(94,435)	(54,565)	(43,256)

Other Data — EBITDA

Management presents EBITDA, which is a non-GAAP liquidity measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. In addition, the Company’s debt covenants in the credit agreement relating to our Amended Credit Facility contain ratios based on an EBITDA measure as defined in footnote 9 to the financial statements. EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and therefore is not necessarily an accurate means of comparison between companies. EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In order to compensate for differences in the calculation of EBITDA across companies, EBITDA should be evaluated in conjunction with GAAP measures such as operating income, net income, cash flow from operations and other measures of equal importance.

A reconciliation of EBITDA to cash flows provided by operations is as follows:

	Fifty-Two	Fifty-Two	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	December 31,	January 1,	January 3,	December 28,	December 29,
	2005	2005	2004	2002	2001

EBITDA	$159,615	$161,584	$145,724	$126,484	$94,716
Income taxes	(49,933)	(53,987)	(48,827)	(41,437)	(27,674)
Interest expense, net	(7,227)	(4,139)	(3,795)	(4,835)	(10,524)
Amortization of deferred financing costs	434	1,081	1,124	1,114	1,114
Other non-cash items	13,416	16,816	12,867	16,131	13,975
Net changes in assets and liabilities	(9,762)	706	6,604	(5,642)	15,355

Cash flows from operating activities	$106,543	$122,061	$113,697	$91,815	$86,962

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, restructuring costs, bad debts, intangible assets, income taxes, promotional allowances, sales returns, self-insurance, debt service and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

SALES/RECEIVABLES

We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped “free on board” shipping point; however revenue is recognized at the time the product is received by the customer due to our practice of absorbing risk of loss in the event of damaged or lost shipments. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.

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

VALUE OF LONG-LIVED ASSETS, INCLUDING INTANGIBLES

Long-lived assets on our balance sheet consist primarily of property, plant and equipment, customer lists, tradenames, goodwill and trademarks. We periodically review the carrying value of all of these assets based, in part, upon our projections of anticipated undiscounted future cash flows. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished and at least annually in the case of tradenames and goodwill. Any impairment charge that we record reduces our earnings. At December 31, 2005, goodwill was $6,035 and tradenames was $2,520. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

STOCK BASED COMPENSATION

Effective in 2003, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation.” Under the prospective transition method selected by us, as described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” all stock option grants beginning with grants made in fiscal 2003 are being expensed over the vesting period, based on the fair value at the date of the grant. Fair value is determined based on a variety of factors, all of which are estimates subject to judgment. Changes in estimated lives of options, risk free interest rates or exercise patterns could impact our results of operations. We recorded a charge of approximately $3.4 million, $1.6 million and $0.7 million for the fifty-two weeks ended December 31, 2005 and January 1, 2005, and the fifty-three weeks ended January 3, 2004, respectively. In the first quarter of fiscal 2006 in accordance with SFAS No. 123(R), “Share-Based Payment,” we will be required to record the fair value of stock options for all unvested options granted prior to 2003. We estimate that this will result in additional stock compensation expense of approximately $0.3 million during fiscal 2006.

SELF-INSURANCE

We are self-insured for certain losses related to health insurance and worker’s compensation, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions. To date, our actual costs have not differed materially from our estimates.

PERFORMANCE MEASURES

We measure the performance of our retail and wholesale segments through a segment profit calculation, which specifically identifies not only gross profit on the sales of products through the two channels but also selling costs and expenses specifically related to each segment.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

We have experienced, and may experience in the future, fluctuations in our quarterly operating results. There are numerous factors that can contribute to these fluctuations; however, the principal factors are seasonality, new store openings and the addition of new wholesale accounts.

Seasonality.  We have historically realized higher revenues and operating income in our fourth quarter, particularly in our retail business. This has been primarily due to increased sales in the giftware industry during the holiday season of the fourth quarter.

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

New Wholesale Accounts.  The timing of new wholesale accounts may have an impact on our quarterly results due to the size of initial opening orders.

EXECUTIVE SUMMARY

•	In fiscal 2005 net sales increased 8.5% to $601.2 million from $554.2 million for 2004. We reported net earnings of $78.1 million and diluted earnings per share of $1.73 in fiscal 2005 compared to net earnings of $82.7 million and diluted earnings per share of $1.68 for fiscal 2004.

•	During the fourth quarter of fiscal 2005, we initiated a restructuring plan designed to close 17 underperforming stores and re-invest in talent and other strategic growth initiatives. In connection with this restructuring plan, a charge of approximately $5.5 million was recorded. Included in the restructuring charge was approximately $2.4 million related to lease termination costs, approximately $2.5 million related to non-cash fixed assets write-offs and approximately $0.6 million in employee related and other costs. As of December 31, 2005, five of the 17 underperforming stores had been closed. We have closed the remaining 12 locations in the first quarter of fiscal 2006. The Company anticipates no further charges related to this restructuring.

•	We enhanced our business by continuing to introduce innovative new products through our retail and wholesale channels, continuing investments in the modernization of existing stores and the introduction of new stores, and investing in information systems and supply chain operations.

•	We opened 53 new retail stores during 2005 and closed eight underperforming stores, bringing our total retail store count to 390. These 390 stores include 12 stores that were closed in the first quarter of fiscal 2006 in connection with the restructuring plan discussed above. We added approximately 760 net new wholesale locations during 2005, bringing our total wholesale location count to approximately 18,600 including our European operations.

•	We ended fiscal 2005 with $178.0 million of outstanding borrowings under our Amended Credit Facility as compared to $75.0 million at the end of fiscal 2004. The increase was primarily due to using the Amended Credit Facility to fund share repurchases, capital expenditures and our seasonal borrowing requirements. Borrowing availability totaled $68.9 million at December 31, 2005.

FIFTY-TWO WEEKS ENDED DECEMBER 31, 2005 (“2005”) COMPARED TO FIFTY-TWO WEEKS ENDED JANUARY 1, 2005 (“2004”)

GENERAL

The fiscal years ended December 31, 2005 and January 1, 2005 consisted of 52 weeks.

SALES

Sales increased 8.5% to $601.2 million in 2005 from $554.2 million in 2004.

Retail Sales

Retail sales increased 7.3% to $304.1 million in 2005 from $283.5 million for 2004. There were 390 retail stores open as of December 31, 2005 compared to 345 stores open at January 1, 2005. The increase in retail sales was achieved primarily through the addition of 53 new stores opened in 2005 which increased sales by approximately $18.1 million, increased sales in the 60 stores opened in 2004 (which in 2004 were open for only part of the fiscal year reported) of approximately $7.7 million, increased sales in our catalog and Internet operations of approximately $3.5 million, approximately $1.0 million of revenue related to gift card breakage, offset in part by the decrease in retail comparable store sales of approximately $9.8 million. Comparable store and catalog and Internet sales in 2005 decreased 2% compared to 2004. Retail comparable store sales in 2005 decreased 4% compared to 2004. The primary factor contributing to the decrease in comparable store sales was a decline in our retail store traffic. Comparable store sales represent a comparison of sales during the corresponding fiscal periods on stores in our comparable stores sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 335 stores included in the comparable store base at the end of 2005, and 57 of these stores were included for less than a full year. The Company has relocated only one store and had only seven store expansions or remodels over the last five years. In these instances, the stores were not excluded from our comparable store calculation due to the short period of time that the stores were closed. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes. A continued decrease in our retail comparable store sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable store sales is limited in the short term. If comparable store sales continue to decline, this will negatively impact earnings. However, we do not believe that it will significantly impact our working capital or our compliance with bank covenant requirements in the near future.

Wholesale Sales

Wholesale sales, including European operations, increased 9.8% to $297.1 million in 2005 from $270.7 million for 2004. This growth was achieved primarily from increased sales to wholesale locations opened during the last 12 months of approximately $6.9 million, increased sales to wholesale locations in operation prior to January 1, 2005 of approximately $6.8 million, increased sales in our GBI fundraising division that was acquired in June 2004 of approximately $6.6 million and increased sales in our European operations of approximately $5.4 million.

GROSS PROFIT

Gross profit is sales less cost of sales. Included within cost of sales are the cost of the merchandise we sell through our retail and wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities, which include receiving costs, inspection and warehousing costs, and salaries and expenses incurred by the Company’s buying and merchandising operations.

Gross profit increased 6.2% to $343.7 million in 2005 from $323.7 million in 2004. As a percentage of sales, gross profit decreased to 57.2% in 2005 from 58.4% in 2004.

Retail Gross Profit

Retail gross profit dollars increased 5.0% to $202.4 million in 2005 from $192.8 million in 2004. Retail sales increased $20.6 million, which contributed approximately $9.6 million in gross profit dollars. As a percentage of sales, retail gross profit decreased to 66.6% in 2005 from 68.0% in 2004. The decrease in retail gross profit rate was primarily the result of decreased productivity in our manufacturing and distribution units (“supply chain operations”) of 2.1% which was primarily due to increased freight and wax costs and wax allocation issues, and increased marketing and promotional activity to increase customer traffic of 1.2%, offset in part by improvement in the merchandise mix of 1.9% over the prior year.

Wholesale Gross Profit

Wholesale gross profit increased 8.0% to $141.3 million in 2005 from $130.9 million in 2004. Wholesale sales increased $26.4 million, which contributed $10.5 million in gross profit dollars. As a percentage of sales, wholesale gross profit decreased to 47.6% in 2005 from 48.3% in 2004. The decrease in wholesale gross profit rate was primarily the result of decreased productivity in supply chain operations of 2.1% which was primarily due to increased freight and wax costs and wax allocation issues, and increased marketing and promotional activity of 0.7%, offset by improvement in the merchandise mix of 2.2% over the prior year.

SELLING EXPENSES

Selling expenses increased 11.2% to $146.1 million in 2005 from $131.3 million in 2004. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 24.3% in 2005 and 23.7% in 2004.

Retail Selling Expenses

Retail selling expenses increased 9.2% to $126.8 million in 2005 from $116.1 million in 2004. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 41.7% in 2005 and 41.0% in 2004. The increase in retail selling expenses in dollars was primarily related to the 53 new retail stores opened in 2005 and the 60 new retail stores opened in 2004. The 2005 store class had selling expenses equal to 43.3% of sales and the 2004 store class had selling expenses equal to 46.3% of sales. The increase in retail selling expense as a percentage of retail sales was primarily attributable to the decrease in comparable store sales and to a lesser extent the 53 new stores opened in 2005 and the 60 new retail stores opened in 2004. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.

Wholesale Selling Expenses

Wholesale selling expenses increased 26.2% to $19.2 million in 2005 from $15.2 million in 2004. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 6.5% in 2005 and 5.6% in 2004. The increase in wholesale selling expenses in dollars was primarily the result of $1.6 million of increased costs associated with our GBI fundraising division (acquired in June 2004) which were included for the full year in 2005 but only for part of 2004, $0.8 million of increased selling expenses related to our European operations, $0.8 million associated with sales commissions to internal and external sales groups and to a lesser extent $0.3 million of expenses associated with Aroma Naturals, Inc. (acquired in November 2005). The increase in wholesale selling expense as a percentage of wholesale sales was primarily attributable to the increased costs associated with our GBI fundraising division which has a higher selling expense structure than our core wholesale business.

SEGMENT PROFITABILITY

Segment profitability is sales less cost of sales and selling expenses.

Retail Operations

Segment profitability for our retail operations was $75.5 million or 24.9% of retail sales in 2005 compared to $76.7 million or 27.1% of retail sales in 2004. The decrease in retail segment profitability in dollars was primarily due to decreased retail comparable store sales. The decrease in retail segment profitability as a percentage of sales was primarily attributable to candle related promotional activity which negatively impacted retail segment profitability by 1.5% and to a decrease in retail comparable store sales which negatively impacted rate by 1.1%.

Wholesale Operations

Segment profitability for our wholesale operations, including Europe, was $122.1 million or 41.1% of wholesale sales in 2005 compared to $115.6 million or 42.7% of wholesale sales in 2004. The increase in wholesale segment profitability in dollars was primarily attributable to increased profitability in our European operations of approximately $3.3 million, improved profitability in our GBI fundraising operations of approximately $2.5 million and increased profitability within our domestic wholesale operations, excluding GBI, of approximately $0.7 million. The decrease in wholesale segment profitability rate was primarily the result of decreased productivity in supply chain operations of 2.1% which was primarily the result of increased freight and wax costs and wax allocation issues, increased marketing and promotional activity of 0.7%, increased costs of 1.0% associated with our GBI fundraising division (acquired in June 2004) which has a higher selling expense structure than our core wholesale business and increased sales commissions in our core wholesale business, offset in part by improvement in the merchandise mix of 2.2% over the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which consist primarily of personnel-related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 8.2% to $57.4 million in 2005 from $53.0 million in 2004. As a percentage of sales, general and administrative expenses decreased to 9.5% from 9.6%. The increase in general and administrative expense in dollars in 2005 compared to 2004 was primarily attributable to an increase in stock-based compensation expense in 2005 compared to 2004 of $1.9 million, labor costs associated with new hires made during 2005 of $1.8 million and increased information systems consulting costs of $1.2 million. The decrease in general and administrative expense as a percentage of sales for 2005 compared to 2004 was primarily due to the Company’s leveraging of these expenses over a larger sales base.

RESTRUCTURING CHARGE

During the fourth quarter of fiscal 2005, we initiated a restructuring plan designed to close 17 underperforming stores and re-invest in talent and other strategic growth initiatives. We continue to have a presence in the areas of the closed stores through other retail locations, wholesale locations and the Company’s catalog and Internet operations. Accordingly, the results of operations for the proposed closed stores are included in continuing operations. In connection with this restructuring plan, a charge of approximately $5.5 million was recorded in the fourth quarter of fiscal 2005. Included in the restructuring charge was approximately $2.4 million related to lease termination costs, approximately $2.5 million related to non-cash fixed assets write-offs and other costs, and approximately $0.6 million in employee related costs. As of December 31, 2005, five of the 17 underperforming stores had been closed. We expect to close the remaining 12 locations in the first quarter of fiscal 2006, pursuant to agreements that were entered into in 2005.

The following is a summary of restructuring charge activity for the fifty two weeks ended December 31, 2005 (dollars in thousands):

		Costs Paid During
		the Fifty-Two
		Weeks Ended		Accrued as of
	Expense	December 31, 2005	Non-Cash Charges	December 31, 2005

Occupancy	$2,404	$1,254	$—	$1,150
Fixed asset impairment and other	2,559	—	2,475	84
Employee related	583	110	—	473

Total	$5,546	$1,364	$2,475	$1,707

NET OTHER EXPENSE

Net other expense was $6.7 million in 2005 compared to $2.7 million in 2004. The primary component of this expense was interest expense, which was $7.2 million in 2005 compared to $4.2 million in 2004. The increase in interest expense was primarily due to an increase in our borrowing rates as a result of an increase in bank lending rates and to a lesser extent the increase in our average daily debt outstanding primarily due to borrowings associated with repurchases of our common stock.

INCOME TAXES

The income tax provision for 2005 was $49.9 million compared to $54.0 million for 2004. The effective tax rates for 2005 and 2004 were 39.0% and 39.5%, respectively. The decrease from 39.5% is due to the deduction for domestic production activities available to us under the American Jobs Creation Act of 2004. We have provided and expect to continue to provide in 2006 a valuation allowance against the deferred tax asset for our international operations. As a result, it is anticipated that our effective tax rate for 2006 will be approximately 39.0%. We re-evaluate our effective tax rate on a quarterly basis.

FIFTY-TWO WEEKS ENDED JANUARY 1, 2005 (“2004”) COMPARED TO FIFTY-THREE WEEKS ENDED JANUARY 3, 2004 (“2003”)

GENERAL

The fiscal year ended January 1, 2005 consisted of 52 weeks and the fiscal year ended January 3, 2004 consisted of 53 weeks.

SALES

Sales increased 9.0% to $554.2 million in 2004 from $508.6 million in 2003. Wholesale sales, including international operations, increased 11.9% to $270.7 million in 2004 from $242.0 million for 2003. This growth was achieved primarily by increasing the number of wholesale locations and to a lesser extent by increasing sales to existing locations.

Retail sales increased 6.3% to $283.5 million in 2004 from $266.6 million for 2003. There were 345 retail stores open as of January 1, 2005 compared to 286 stores open at January 3, 2004. The increase in retail sales was achieved primarily through the addition of 60 new stores in 2004 and to a lesser extent increased sales in the 49 stores opened in 2003 (which in 2003 were open for less than a full year), partially offset by a decrease in comparable store sales. Comparable store and catalog and Internet sales in 2004 decreased 2% compared to 2003. Retail comparable store sales in 2004 decreased 2% compared to 2003. The primary factor contributing to the decrease in comparable store sales was a decline in our retail store traffic There were 285 stores included in the comparable store base at the end of 2004, and 49 of these stores were included for less than a full year.

GROSS PROFIT

Gross profit increased 10.4% to $323.7 million in 2004 from $293.3 million in 2003. As a percentage of sales, gross profit increased to 58.4% in 2004 from 57.7% in 2003.

Retail gross profit increased 7.2% to $192.8 million in 2004 from $179.8 million in 2003. Retail sales increased $16.9 million, which contributed approximately $11.4 in gross profit dollars. As a percentage of sales, retail gross profit improved to 68.0% in 2004 from 67.4% in 2003. The improvement in retail gross profit rate was primarily the result of productivity improvements in supply chain operations and the benefit of cost reduction initiatives of $1.6 million.

Wholesale gross profit increased 15.3% to $130.9 million in 2004 from $113.5 million in 2003. Wholesale sales increased $28.7 million, which contributed $13.5 million in gross profit dollars. As a percentage of sales, wholesale gross profit improved to 48.3% in 2004 from 46.9% in 2003. The improvement in wholesale gross profit rate was primarily the result of productivity improvements in supply chain operations and the benefit of cost reduction initiatives of $3.9 million.

SELLING EXPENSES

Selling expenses increased 13.4% to $131.3 million in 2004 from $115.8 million in 2003. As a percentage of sales, selling expenses were 23.7% in 2004 and 22.8% in 2003.

Retail selling expenses increased 11.8% to $116.1 million in 2004 from $103.9 million in 2003. As a percentage of retail sales, retail selling expenses were 41.0% in 2004 and 39.0% in 2003. The increase in retail selling expenses in dollars was primarily related to the 60 new retail stores opened in 2004 and the 49 new retail stores opened in 2003. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period. The 2004 store class had selling expenses equal to 41.4% of sales and the 2003 store class had selling expenses equal to 42.6% of sales. The increase in retail selling expense as a percentage of retail sales was primarily attributable to the decrease in comparable store sales and to a lesser extent the 60 new stores opened in 2004 and the 49 new retail stores opened in 2003.

Wholesale selling expenses increased 27.7% to $15.2 million in 2004 from $11.9 million in 2003. As a percentage of wholesale sales, wholesale selling expenses were 5.6% in 2004 and 4.9% in 2003. The increase in wholesale selling expenses in dollars was primarily the result of the GBI acquisition, which contributed $2.0 million of selling expenses in 2004 that did not exist in 2003. Excluding these expenses, wholesale selling expenses would have been flat as a percentage of sales in 2004 when compared to 2003.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 4.9% to $53.0 million in 2004 from $50.6 million in 2003. As a percentage of sales, general and administrative expenses decreased to 9.6% from 9.9%. The increase in general and administrative expense in dollars in 2004 compared to 2003 was primarily attributable to labor costs associated with new hires made during 2004 and to an increase in stock-based compensation expense in 2004 compared to 2003. The decrease in general and administrative expense as a percentage of sales for 2004 compared to 2003 was primarily due to the Company’s leveraging of these expenses over a larger sales base.

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

LIQUIDITY AND CAPITAL RESOURCES

We have consistently generated positive cash flow from operations. Specifically, over the last three fiscal years we have generated a total cash flow from operations of approximately $342 million, including approximately $107 million in 2005. These amounts have exceeded net income in all the fiscal years presented due primarily to two factors. First, we have incurred non-cash charges for depreciation and amortization. Second, income tax expense has significantly exceeded taxes actually paid owing to the tax deduction that we continue to utilize that arose from the 1998 recapitalization. This tax deduction is expected to continue to provide an annual cash benefit for the next nine years. On an annual basis, this results in tax savings of approximately $11.7 million per year through 2013 assuming sufficient income to realize the full benefit of this deduction.

These internally generated cash flows have been sufficient to fund necessary capital expenditures for our expansion plans. Capital expenditures in 2005 were $39.2 million and were primarily related to the capital requirements to open 53 new stores, including a second flagship store in Williamsburg, VA and investments in systems, manufacturing and logistics operations. Capital expenditures were approximately $28.9 million in 2004 and primarily related to new store openings and investments in manufacturing and logistics operations. We anticipate that capital expenditures in 2006 will total approximately $22.0 million and is expected to be spent in a similar manner as in 2005 (excluding the flagship store). We plan to open approximately 25 new stores in 2006.

On November 7, 2005, we acquired substantially all of the assets of Aroma Naturals, Inc., a privately owned and operated company specializing in developing plant and flower aromas into aromatherapy products. The total cash purchase price was approximately $4.2 million.

Our Amended Credit Facility has a single $250 million line which expires on May 18, 2010. Amounts outstanding under the Amended Credit Facility bear interest at a rate equal to, at our option, Citizens Bank prime rate or a Eurodollar rate that ranges from 0.50% to 0.85% above LIBOR. We are required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount which ranges from 0.125% to 0.20%.

The Amended Credit Facility requires that we comply with several financial and other covenants, including requirements that we maintain at the end of each fiscal quarter the following financial ratios as set forth in the Amended Credit Facility:

•	a consolidated total debt to consolidated EBITDA ratio for the trailing twelve months of no more than 2.25 to 1.00 (at December 31, 2005 this ratio was 1.12 to 1.00 ).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends for the trailing twelve months) of no less than 2.00 to 1.00 for fiscal 2005; and no less than 2.25 to 1.00 during fiscal 2006 and thereafter (at December 31, 2005 this ratio was 2.32 to 1.00).

The Amended Credit Facility defines EBITDA as consolidated net income for the trailing twelve months, plus the amount of net interest expense, depreciation and amortization, income taxes, and certain non-cash compensation expenses.

As of December 31, 2005, $178.0 million was outstanding under the Amended Credit Facility and $3.1 million was outstanding for letters of credit, leaving $68.9 million in availability. As of December 31, 2005, we were in compliance with all covenants under the Amended Credit Facility.

In addition to obligations to repay our debt obligations, we lease the majority of our retail stores under operating leases. The following table summarizes our contractual commitments including both our debt and lease obligations:

	Payments Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
	(In thousands)

Debt obligations(1)	$178,000	$—	$—	$—	$—	$178,000	$—
Operating leases	177,999	27,232	26,139	25,388	23,812	20,400	55,028
Purchase commitments(2)	4,271	4,271	—	—	—	—	—
Estimated interest payments(3)	40,834	9,327	9,327	9,327	9,327	3,526	—

Total contractual cash obligations	$401,104	$40,830	$35,466	$34,715	$33,139	$201,926	$55,028

(1)	Assumed to be outstanding through its maturity date of May 18, 2010.

(2)	Includes open purchase orders for goods purchased in the ordinary course of our business, whether or not we are able to cancel such purchase orders.

(3)	Estimated interest payments are based on the outstanding debt balance of $178.0 million at 12/31/2005, assumed to be outstanding through May 18, 2010, at an estimated interest rate of 5.24% (the rate in effect at December 31, 2005).

On December 7, 2004 we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to $100.0 million of Yankee Candle common stock commencing in fiscal 2005. Upon completion of this program in the second quarter of 2005, we announced on July 27, 2005 that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to $150.0 million of Yankee Candle common stock commencing in the third quarter of fiscal 2005. During fiscal 2005, under these authorizations of the Board of Directors, we purchased a total of 6,543,234 shares of common stock for an aggregate purchase price of approximately $185.0 million. As of December 31, 2005 we had approximately $65 million remaining under the authorization announced on July 27, 2005. Our repurchase activities were funded from cash flow from operations and borrowings under our existing Amended Credit Facility.

On February 14, 2005 we announced that our Board of Directors authorized us to initiate an annual cash dividend at the annual rate of $0.25 per share of outstanding common stock. The first semi-annual payment of $0.125 per share was paid on June 1, 2005, to shareholders of record on May 11, 2005. The second semi-annual payment of $0.125 per share was paid on December 1, 2005 to shareholders of record on November 21, 2005. Under the terms of our Amended Credit Facility, we may not declare or pay dividends on common stock unless our Consolidated Net Worth (as defined in the Amended Credit Facility) is more than one dollar. As of December 31, 2005, our Consolidated Net Worth was approximately $68.1 million. Our Board of Directors has further authorized the first semi-annual payment of $0.125 per share with respect to 2006, to be made on June 1, 2006 to shareholders of record as of May 11, 2006. While it is our current intention to pay annual cash dividends in 2006 and future years, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

We expect that the principal sources of funding for our planned store openings and other working capital needs, capital expenditures, debt service obligations and stock repurchase program will be a combination of our available cash and cash equivalents, cash generated from operations, and borrowings under our Amended Credit Facility. We believe that our current cash and cash equivalents and sources of cash will be sufficient to fund our liquidity needs for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of cash. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and worldwide economic conditions. In addition, borrowings under our Amended Credit Facility are dependent upon our continued compliance with the financial and other covenants contained therein.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2005, the FASB issued FASB Staff Position No. 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period”. FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December  15, 2005. In fiscal 2006, we will be required to record rental costs incurred during the construction period as rental expense. We estimate that this will result in additional rent expense of approximately $0.2 million during fiscal 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At December 31, 2005, we had $178 million outstanding under our Amended Credit Facility, which bears interest at variable rates. For the year-ended December 31, 2005, the weighted-average interest rate on outstanding borrowings was 4.5%. This facility is intended to fund operating needs and stock repurchases if necessary. Because this facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on December 31, 2005 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $1.8 million additional annual pre-tax charge or credit to the statement of income.

The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on December 31, 2005 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the statement of income.

We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum-based product. Its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. However, in 2004 and 2005 the price of wax increased at a rate significantly above the rate of inflation. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.

At this point in time, operations outside of the United States are immaterial. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
The Yankee Candle Company, Inc.
South Deerfield, Massachusetts

We have audited the accompanying consolidated balance sheets of The Yankee Candle Company, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Yankee Candle Company, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 14, 2006

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
	2005	2005
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,655	$36,424
Accounts receivable less allowance of $1,087 at December 31, 2005 and $765 at January 1, 2005	42,546	28,231
Inventory	55,528	46,901
Prepaid expenses and other current assets	9,060	8,112
Deferred tax assets	6,734	3,876

Total current assets	126,523	123,544
PROPERTY, PLANT AND EQUIPMENT — NET	139,089	126,365
MARKETABLE SECURITIES	2,223	1,499
DEFERRED TAX ASSETS	73,975	84,697
GOODWILL	6,035	3,939
INTANGIBLE ASSETS	6,849	5,860
OTHER ASSETS	440	455

TOTAL ASSETS	$355,134	$346,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,068	$20,246
Accrued payroll	14,319	14,492
Accrued income taxes	20,828	26,264
Accrued purchases of property and equipment	5,944	2,084
Accrued repurchases of common stock	5,463	—
Other accrued liabilities	22,919	16,351

Total current liabilities	90,541	79,437
DEFERRED COMPENSATION OBLIGATION	2,418	1,659
LONG-TERM DEBT	178,000	75,000
DEFERRED RENT	16,031	10,600
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 1,800,000 shares authorized; 40,963 and 47,309 issued and outstanding at December 31, 2005 and January 1, 2005, respectively	410	473
Additional paid-in capital	96,132	105,737
(Accumulated deficit) retained earnings	(27,536)	73,447
Accumulated other comprehensive (loss) income	(862)	6

Total stockholders’ equity	68,144	179,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$355,134	$346,359

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fifty-Two Weeks	Fifty-Two Weeks	Fifty-Three Weeks
	Ended	Ended	Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
	(In thousands, except per share data)

SALES	$601,181	$554,202	$508,637
COST OF SALES	257,455	230,519	215,316

GROSS PROFIT	343,726	323,683	293,321

OPERATING EXPENSES:
Selling expenses	146,055	131,333	115,777
General and administrative expenses	57,366	53,023	50,561
Restructuring charge	5,546	—	—

Total operating expenses	208,967	184,356	166,338

INCOME FROM OPERATIONS	134,759	139,327	126,983

OTHER (INCOME) EXPENSE:
Interest income	(23)	(13)	(31)
Interest expense	7,250	4,152	3,826
Other income	(502)	(1,488)	(425)

Total other expense	6,725	2,651	3,370

INCOME BEFORE PROVISION FOR INCOME TAXES	128,034	136,676	123,613
PROVISION FOR INCOME TAXES	49,933	53,987	48,827

NET INCOME	$78,101	$82,689	$74,786

BASIC EARNINGS PER SHARE	$1.75	$1.70	$1.41

DILUTED EARNINGS PER SHARE	$1.73	$1.68	$1.40

DIVIDENDS PER SHARE	$0.25	$—	$—

WEIGHTED-AVERAGE BASIC SHARES OUTSTANDING	44,622	48,749	53,024

WEIGHTED-AVERAGE DILUTED SHARES OUTSTANDING	45,053	49,136	53,419

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Retained		Accumulated
			Additional		Earnings	Unearned	Other
	Common Stock		Paid in	Treasury	(Accumulated	Stock	Comprehensive	Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Compensation	Income (Loss)	Income	Total
	(In thousands)

BALANCE, DECEMBER 28, 2002	104,188	$1,042	$224,815	$(213,883)	$201,004	$(88)	$22		$212,912
Issuance of common stock and option exercises, including related tax benefits of $537	209	2	2,673	—	—	—	—	—	2,675
Costs of 2003 issuance of common stock	—	—	(976)	—	—	—	—	—	(976)
Stock compensation expense	—	—	633	—	—	88	—	—	721
Payments for the redemption of common stock	—	—	—	(99,997)	—	—	—	—	(99,997)
Comprehensive income:
Net income	—	—	—	—	74,786	—	—	74,786	74,786
Foreign currency translation	—	—	—	—	—	—	152	152	152

Comprehensive income	—	—	—	—	—	—	—	$74,938	—

BALANCE, JANUARY 3, 2004	104,397	1,044	227,145	(313,880)	275,790	—	174		190,273
Issuance of common stock and option exercises, including related tax benefits of $1,183	305	3	5,305	—	—	—	—	—	5,308
Stock compensation expense	—	—	1,561	—	—	—	—	—	1,561
Payments for the redemption of common stock	—	—	—	(100,000)	—	—	—	—	(100,000)
Retirement of treasury shares	(57,393)	(574)	(128,274)	413,880	(285,032)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	82,689	—	—	82,689	82,689
Foreign currency translation	—	—	—	—	—	—	(168)	(168)	(168)

Comprehensive income	—	—	—	—	—	—	—	$82,521	—

BALANCE, JANUARY 1, 2005	47,309	473	105,737	—	73,447	—	6		179,663
Issuance of common stock and option exercises, including related tax benefits of $978	197	1	4,006	—	—	—	—	—	4,007
Stock compensation expense	—	—	3,418	—	—	—	—	—	3,418
Payments for the redemption of common stock	(6,543)	(64)	(17,029)	—	(167,902)	—	—	—	(184,995)
Payments for dividends	—	—	—	—	(11,182)	—	—	—	(11,182)
Comprehensive income:
Net income	—	—	—	—	78,101	—	—	78,101	78,101
Foreign currency translation	—	—	—	—	—	—	(868)	(868)	(868)

Comprehensive income	—	—	—	—	—	—	—	$77,233	—

BALANCE, DECEMBER 31, 2005	40,963	$410	$96,132	$—	$(27,536)	$—	$(862)		$68,144

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks	Fifty-Two Weeks	Fifty-Three Weeks
	Ended	Ended	Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
	(In thousands)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$78,101	$82,689	$74,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,788	21,850	19,440
Unrealized gain on marketable securities	(5)	(177)	(365)
Stock-based compensation expense	3,418	1,561	721
Deferred taxes	7,864	14,901	12,105
Loss on disposal and impairments of property and equipment	2,858	977	692
Investments in marketable securities	(719)	(446)	(286)
Changes in assets and liabilities
Accounts receivable, net	(14,861)	(3,703)	1,380
Inventory	(8,609)	(3,107)	(7,359)
Prepaid expenses and other assets	(1,079)	(2,200)	(178)
Accounts payable	891	(3,308)	2,899
Accrued expenses and other liabilities	13,896	13,024	9,862

NET CASH PROVIDED BY OPERATING ACTIVITIES	106,543	122,061	113,697

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(35,320)	(28,908)	(22,023)
Proceeds from sale of property and equipment	448	—	259
Proceeds from sale of marketable securities	—	729	—
Purchase of intangible assets	(604)	—	—
Cash paid for business acquisitions	(4,180)	(11,574)	—

NET CASH USED IN INVESTING ACTIVITIES	(39,656)	(39,753)	(21,764)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repurchases of common stock	(184,995)	(100,000)	(99,997)
Net proceeds from issuance of common stock	3,029	4,125	1,162
Payments for dividends	(11,182)	—	—
Deferred financing costs	(343)	—	—
Net borrowings under bank credit agreements	103,000	10,000	4,400

NET CASH USED IN FINANCING ACTIVITIES	(90,491)	(85,875)	(94,435)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(165)	(739)	(457)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,769)	(4,306)	(2,959)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	36,424	40,730	43,689

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,655	$36,424	$40,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,962	$2,925	$2,111

Income taxes	$46,528	$33,666	$31,532

Net change in accrued purchases of property and equipment	$3,860	$—	$—

See notes to consolidated financial statements.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FIFTY-TWO
WEEKS ENDED DECEMBER 31, 2005 AND JANUARY 1, 2005 AND THE FIFTY-THREE WEEKS
ENDED JANUARY 3, 2004
(in thousands, except share and per share amounts)

1.	NATURE OF BUSINESS

The Yankee Candle Company, Inc. and subsidiaries (“Yankee Candle” or “the Company”) is the leading designer, manufacturer and branded marketer of premium scented candles in the giftware industry. The Company has a 36-year history of offering its distinctive products and marketing them as affordable luxuries and consumable gifts. Yankee Candle products include a wide variety of jar candles, Samplers® votive candles, Tarts® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. The Company also sells a wide range of coordinated candle and home décor accessories and has extended its brand into the growing premium home fragrance market segment with products such as Housewarmer® electric home fragrancers, Yankee Candle® branded potpourri, sachets, room sprays and linen sprays and Yankee Candle Car Jars® air fresheners. The Company sells its products through several channels including wholesale customers who operate approximately 16,400 stores in North America, 390 Company-owned and operated retail stores in 42 states as of December 31, 2005, direct mail catalogs, its Internet web site (www.yankeecandle.com), international distributors and to an international wholesale customer network of approximately 2,200 store locations (through a distribution center located in Bristol, England).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The fiscal year is the fifty-two or fifty-three weeks ending the Saturday closest to December 31. The fifty-two weeks ended December 31, 2005, the fifty-two weeks ended January 1, 2005 and the fifty-three weeks ended January 3, 2004 are sometimes referred to as fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

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

SALES RECOGNITION — The Company sells its products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In the wholesale segment, products are shipped “free on board” shipping point, however revenue is recognized at the time the product is received by the customer due to the Company’s practice of absorbing risk of loss in the event of damaged or lost shipments. In the retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in the wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by customers. Although the Company does not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, the Company has allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because the Company has a long history with such returns, which is used in constructing a reserve. This reserve, however, is subject to change. In the wholesale segment, the Company has included a reserve in its financial statements representing its estimated obligation related to promotional marketing activities. In addition to returns, the Company bears credit risk relative to wholesale customers. The Company has provided a reserve for bad debts in the financial statements based on estimates of the creditworthiness of customers. However, this reserve is also

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to change. Changes in these reserves could affect operating results. The Company sells gift cards to customers in retail stores and through catalog and Internet operations. The gift cards do not have an expiration date. At the point of sale of a gift card, the Company records a deferred liability. The Company recognizes income from gift cards when the gift card is redeemed by the customer. Gift card breakage income is recorded based on the Company’s historical redemption pattern (which is subject to change if or when actual patterns of redemptions change). Based on historical information, the Company determined that redemptions decreased to a de minimis amount 36 months after issuance and that approximately 8% of the gift card’s value will never be redeemed. Gift card breakage income is recorded monthly in proportion to the actual redemption of gift cards in that month based on the Company’s historical redemption pattern. Gift card breakage income is included in sales in the consolidated statements of income.

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

The marketable securities held in this plan consist of investments in mutual funds at December 31, 2005 and January 1, 2005. Unrealized gains (losses) included in earnings during the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004 were $5, $74, and $365, respectively. Realized gains of $159 were realized during the fifty-two weeks ended January 1, 2005. There were no realized gains for the fifty-two weeks ended December 31, 2005 or the fifty-three weeks ended January 3, 2004.

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

PROPERTY, PLANT AND EQUIPMENT — Property, plant and equipment are stated at cost and are depreciated on the straight-line method based on the estimated useful lives of the various assets. The estimated useful lives are as follows:

Buildings and improvements	5 to 40 years
Computer equipment	2 to 6 years
Furniture and fixtures	5 to 10 years
Equipment	10 years
Vehicles	5 years

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated life of the improvement or the remaining life of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.

GOODWILL AND INTANGIBLE ASSETS — The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. Changes in the cost of

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill, tradenames, customer lists and non-competes during the year ended December 31, 2005 were due to the acquisition of Aroma Naturals, Inc. (see Note 5). At December 31, 2005 and January 1, 2005, goodwill, all of which is included in the wholesale segment, totaled $6,035 and $3,939, respectively.

The Company amortizes deferred financing costs related to its indebtedness using the straight-line method over the life of the related debt. On May 18, 2005, the Company entered into a First Amendment to Revolving Credit Agreement (“Amended Credit Facility”) which amended certain terms of the Revolving Credit Agreement dated as of May 19, 2004 (“Credit Facility”) among the Company, Citizens Bank of Massachusetts (“Citizens Bank”) and the other lending institutions named therein. As a result of this transaction, $343 of new financing costs was recorded during fiscal 2005.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company reviews the recoverability of its long-lived assets (property, plant and equipment, customer lists, tradenames, goodwill and trademarks) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable and at least annually in the case of tradenames and goodwill. This review is based on the Company’s ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of income. The Company recorded $2,474 in fixed asset and other impairments related to the restructuring discussed in footnote 3 to the financial statements. It is possible that future events or circumstances could cause these estimates to change.

ADVERTISING — The Company expenses advertising costs as they are incurred. Advertising expense was $13,057, $13,036 and $12,227 for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — At December 31, 2005 and January 1, 2005, the estimated fair values of all financial instruments approximate their carrying amounts in the consolidated balance sheets due to (i) the short-term maturity of certain instruments or (ii) the variable interest rate associated with certain instruments which have the effect of repricing such instruments regularly.

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

	December 31,	January 1,	January 3,
	2005	2005	2004

Basic	44,622,000	48,749,000	53,024,000
Add:
Shares issuable pursuant to option grants	431,000	387,000	395,000

Diluted	45,053,000	49,136,000	53,419,000

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, January 1, 2005 and January 3, 2004, approximately 259,000, 17,000 and 13,000 shares, respectively, issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

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

STOCK COMPENSATION EXPENSE — The Company sponsors certain stock option plans. Prior to the third quarter of 2003, the Company accounted for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation expense, if any, was recognized based on the difference between the fair value of the common stock and the exercise price of the option on the measurement date, as defined by Opinion No. 25. Pro forma disclosures of net earnings and earnings per share had been provided supplementally, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. Effective September 27, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company has valued all stock option grants beginning with grants made in fiscal 2003. These are being expensed over the vesting period based on the fair value at the date of the grant. The use of the fair value method of accounting for stock-based compensation resulted in a charge of $3,418, $1,561 and $633 for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

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

	December 31,	January 1,	January 3,
	2005	2005	2004

Net income, as reported	$78,101	$82,689	$74,786
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,086	944	436
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,603)	(2,073)	(1,831)

Pro forma net income	$77,584	$81,560	$73,391

Earnings per share:
Basic-as reported	$1.75	$1.70	$1.41
Basic-pro forma	$1.74	$1.67	$1.38
Weighted-average basic shares outstanding	44,622,000	48,749,000	53,024,000
Diluted-as reported	$1.73	$1.68	$1.40
Diluted-pro forma	$1.72	$1.66	$1.37
Weighted-average diluted shares outstanding	45,053,000	49,136,000	53,419,000

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted-average assumptions were used to compute the stock-based compensation expense that was recorded in the Statement of Income in fiscal 2005, 2004 and 2003:

	2005	2004	2003

Volatility	33%	36%	44%
Dividend yield	0%	0%	0%
Risk free interest rate	3.33%	3.00%	2.85%
Expected lives	4 years	4 years	4 years

RECENT ACCOUNTING PRONOUNCEMENTS — In October 2005, the FASB issued FASB Staff Position No. 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period”. FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. In fiscal 2006, the Company will be required to record rental costs incurred during the construction period as rental expense. The Company estimates that this will result in additional rent expense of approximately $0.2 million during fiscal 2006.

3.	RESTRUCTURING CHARGES

During the fourth quarter of fiscal 2005, the Company initiated a restructuring plan designed to close 17 underperforming stores and re-invest in talent and other strategic growth initiatives. The Company continues to have a presence in the areas of the closed stores through other retail locations, wholesale locations and through the Company’s catalog and Internet operations. Accordingly, the results of operations for the proposed closed stores are included in continuing operations. In connection with this restructuring plan, a charge of approximately $5.5 million was recorded in the fourth quarter of fiscal 2005. Included in the restructuring charge was approximately $2.4 million related to lease termination costs, approximately $2.5 million related to non-cash fixed assets write-offs and other costs, and approximately $0.6 million in employee related costs. As of December 31, 2005, five of the 17 underperforming stores had been closed. The Company has since closed the remaining 12 locations in the first quarter of fiscal 2006. The Company anticipates no further charges related to this restructuring.

In accounting for the restructuring charges, the Company complied with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.

The following is a summary of restructuring charge activity for the fifty two weeks ended December 31, 2005:

		Costs Paid During
		the Fifty-Two Weeks
		Ended December 31,		Accrued as of
	Expense	2005	Non-Cash Charges	December 31, 2005

Occupancy	$2,404	$1,254	$—	$1,150
Fixed asset impairment and other	2,559	—	2,475	84
Employee related	583	110	—	473

Total	$5,546	$1,364	$2,475	$1,707

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES

The components of inventory were as follows:

	December 31,	January 1,
	2005	2005

Finished goods	$52,164	$41,227
Work-in-process	1	284
Raw materials and packaging	5,918	7,165

	58,083	48,676
Less LIFO adjustment	(2,555)	(1,775)

	$55,528	$46,901

5.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	December 31,	January 1,
	2005	2005

Land and improvements	$6,285	$6,705
Buildings and improvements	109,031	91,264
Computer equipment	45,425	38,024
Furniture and fixtures	44,263	38,627
Equipment	33,475	32,498
Vehicles	465	524
Construction in progress	9,480	8,084

Total	248,424	215,726
Less: accumulated depreciation and amortization	(109,335)	(89,361)

	$139,089	$126,365

Depreciation and amortization expense related to property, plant and equipment was $23,325, $20,341 and $18,118 for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004, respectively. $336, $81 and $68 of interest was capitalized in the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004, respectively.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	BUSINESS ACQUISITIONS

On June 7, 2004, the Company acquired substantially all of the assets of GBI Marketing, Inc. (“GBI”), a privately owned and operated distributor of selected gift products, including Yankee Candle® products, to fundraising organizations. The total purchase price was approximately $14.6 million, $3.0 million of which is contingent and will be recorded as additional goodwill upon the achievement of certain performance objectives over the three years following the acquisition. The following table provides an allocation of the purchase price for the acquired assets of GBI:

Cash purchase price	$11,574
Assets acquired:
Property, plant and equipment	251
Non-compete agreements	790
Inventory	1,474
Customer list	3,160
Tradename	1,960
Goodwill	3,939

Total allocation	$11,574

The customer list asset is being amortized over its estimated useful life of four years. The Company is operating a fundraising division using the name GBI Marketing (the “GBI Division”) and, accordingly, the tradename is deemed to have an indefinite life and will not be amortized. The goodwill is tax deductible over a 15 year period. For segment reporting purposes, the GBI Division is included in the Wholesale segment. The GBI Division’s results of operations were immaterial to the Company’s operations during the fifty-two weeks ended January 1, 2005. Historical pro forma results of operations have not been provided due to immateriality.

On November 7, 2005, the Company acquired substantially all of the assets of Aroma Naturals, Inc. (“Aroma Naturals”), a privately owned and operated company specializing in developing plant and flower aromas into aromatherapy products. The total cash purchase price was approximately $4.2 million. The cash purchase price was borrowed under the Company’s $250 million unsecured Credit Facility. The following table provides an allocation of the purchase price for the acquired assets of Aroma Naturals:

Cash purchase price	$4,180
Assets acquired:
Property, plant and equipment	25
Non-compete agreements	160
Inventory	619
Customer list	720
Tradename	560
Goodwill	2,096

Total allocation	$4,180

The customer list and non-compete assets are being amortized over their estimated useful lives of four years. The Company plans to continue to sell the Aroma Naturals branded products and, accordingly, the tradename is deemed to have an indefinite life and will not be amortized. The goodwill is tax deductible over a 15 year period. For segment reporting purposes, Aroma Naturals is included in the Wholesale segment. Aroma Naturals results of operations were immaterial to the Company’s operations during the fifty-two weeks ended December 31, 2005. Historical pro forma results of operations have not been provided due to immateriality.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INTANGIBLE ASSETS

The following sets forth the intangible assets, excluding goodwill, by major category:

					January 1,
		December 31, 2005			2005
	Average	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	(In Years)	Amount	Amortization	Value	Amount	Amortization	Value

Indefinite life:
Tradename	N/A	$2,520	$—	$2,520	$1,960	$—	$1,960
Finite life:
Deferred financing costs	5	987	(393)	594	644	(193)	451
Customer list	4	3,880	(1,283)	2,597	3,160	(456)	2,704
Non-competes	3 — 4	1,123	(361)	762	790	(114)	676
Trademarks	15	231	(178)	53	231	(162)	69
Formulas	3	431	(108)	323	—	—	—

		6,652	(2,323)	4,329	4,825	(925)	3,900

Total intangible assets		$9,172	$(2,323)	$6,849	$6,785	$(925)	$5,860

Total amortization expense from finite-lived intangible assets was $1,398, $1,366 and $1,129 for fiscal years 2005, 2004 and 2003, respectively.

Aggregate amortization expense related to intangible assets at December 31, 2005 in each of the next five fiscal years is expected to be as follows:

2006	$1,557
2007	1,557
2008	837
2009	327
2010	51

Total	$4,329

8.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances aggregated $9,467 and $33,832 at December 31, 2005 and January 1, 2005, respectively. The Company extends credit to its wholesale customers. For the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004, no single customer accounted for more than 9%, 7.0% and 6.0% of total sales, respectively.

9.	LONG-TERM DEBT

The Company’s Amended Credit Facility has a single $250 million line which expires on May 18, 2010. Amounts outstanding under the Amended Credit Facility bear interest at a rate equal to, at the Company’s option, Citizens Bank prime rate or a Eurodollar rate that ranges from 0.50% to 0.85% above LIBOR. The Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount which ranges from 0.125% to 0.20%.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Amended Credit Facility requires that the Company comply with several financial and other covenants, including requirements that the Company maintain at the end of each fiscal quarter the following financial ratios as set forth in the Amended Credit Facility:

•	a consolidated total debt to consolidated EBITDA ratio for the trailing twelve months of no more than 2.25 to 1.00 (at December 31, 2005 this ratio was 1.12 to 1.00 ).

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends for the trailing twelve months) of no less than 2.00 to 1.00 for fiscal 2005; and no less than 2.25 to 1.00 during fiscal 2006 and thereafter (at December 31, 2005 this ratio was 2.32 to 1.00).

The Amended Credit Facility defines EBITDA as consolidated net income for the trailing twelve months, plus the amount of net interest expense, depreciation and amortization, income taxes, and certain non-cash compensation expenses.

As of December 31, 2005, $178.0 million was outstanding under the Amended Credit Facility and $3.1 million was outstanding for letters of credit, leaving $68.9 million in availability. As of December 31, 2005, the Company was in compliance with all covenants under the Amended Credit Facility.

10.	PROVISION FOR INCOME TAXES

Income tax expense, exclusive of that relating to extraordinary items, consists of the following:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Federal:
Current	$37,699	$34,721	$32,956
Deferred	7,222	13,237	10,863

Total federal	44,921	47,958	43,819

State:
Current	4,370	4,365	3,766
Deferred	642	1,664	1,242

Total state	5,012	6,029	5,008

Total income tax provision	$49,933	$53,987	$48,827

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

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2005		January 1, 2005
	Current	Non-Current	Current	Non-Current

Deferred tax assets:
Basis differential as a result of a basis step-up for tax	$—	$85,824	$—	$97,134
Foreign net operating loss carryforwards	—	1,025	—	2,898
Deferred compensation arrangements, including stock-based compensation	946	1,150	647	801
Employee benefits	2,206	—	1,620	—
Restructuring accrual	1,515	—	212	—
Other	2,067	3,082	1,397	2,170
Valuation allowance	—	(1,025)	—	(2,898)
Deferred tax liabilities — fixed assets	—	(16,081)	—	(15,408)

	$6,734	$73,975	$3,876	$84,697

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
Domestic production activities deduction	(0.7)	—	—
State income taxes net of federal benefit	3.9	4.4	4.0
Other, including increase in valuation allowance	0.8	0.1	0.5

	39.0%	39.5%	39.5%

During the fourth quarter of 2005, the Company reached an agreement with the UK Inland Revenue regarding an inquiry through the 2004 taxable year. This agreement reduced available net operating loss carryforwards by approximately $6,391. At December 31, 2005, the Company had foreign net operating loss carryforwards totaling approximately $3,417 with no expiration date. A valuation allowance has been established for these net operating losses.

11.	PROFIT SHARING PLAN

The Company maintains a profit sharing plan (the “Plan”) under section 401(k) of the Internal Revenue Code. Under the terms of the Plan the Company may make discretionary matching contributions in an amount, if any, to be determined annually based on a percentage of the employee’s pretax contributions. Matching contributions, if made, are subject to a cap based on a percentage of the employee’s eligible earnings, as defined in the Plan. Employer matching contributions amounted to $1,215, $996 and $815 for fiscal 2005, 2004 and 2003, respectively. The Company, at its discretion, may also make annual profit sharing contributions to the Plan. For the fifty-two weeks ended January 1, 2005 and the fifty-three weeks ended January 3, 2004, the Company incurred $350 and $500, respectively, for profit sharing contributions. The Company did not incur any profit sharing contributions for the fifty-two weeks ended December 31, 2005.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	DEFERRED COMPENSATION

The Company has a deferred compensation agreement with certain key employees. Under this agreement, the Company at its election may match certain elective salary deferrals of eligible employees’ compensation up to a maximum of $20 per employee per year. Employer contributions amounted to $200, $160 and $135 for fiscal 2005, 2004 and 2003, respectively. Benefits under the plan will be paid in a lump sum upon termination of the plan or six months following termination of employment. Benefits paid to retired or terminated employees during fiscal 2004 were $450. There were no benefits paid in fiscal 2005 or 2003.

13.	STOCKHOLDERS’ EQUITY

As of December 31, 2005 and January 1, 2005, the Company had 40,963,000 and 47,309,000 shares of common stock (par value $.01) issued, respectively. Pursuant to a stock repurchase program adopted May 9, 2003, the Company repurchased a total of 4,084,200 shares for an aggregate purchase price of approximately $100,000. These shares were held in treasury. On February 12, 2004, the Board of Directors authorized a new stock repurchase program for the repurchase of up to $100,000 of outstanding shares. Under this stock repurchase program, the Company repurchased a total of 3,480,149 shares for an aggregate purchase price of approximately $100,000.

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D eliminates the concept of treasury shares and provides that shares reacquired by a company are to be treated as authorized but unissued shares of common stock. Accordingly, as of July 1, 2004, the Company redesignated its existing treasury shares, as authorized but unissued shares and has allocated this amount to the common stock’s par value, additional paid-in capital and retained earnings and continues to do so for each successive stock repurchase.

On December 7, 2004 the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $100,000 of Yankee Candle common stock commencing in fiscal 2005. Upon completion of this program in the second quarter of 2005, the Company announced on July 27, 2005 that the Board of Directors had approved a new stock repurchase program authorizing the Company to repurchase up to $150,000 of Yankee Candle common stock commencing in the third quarter of fiscal 2005. During fiscal 2005, under these authorizations of the Board of Directors, the Company purchased a total of 6,543,234 shares of common stock for an aggregate purchase price of approximately $185,000.

Options to purchase common stock were granted to key employees and directors of the Company in 1998 (the “1998 Plan”). The options granted under the 1998 Plan were “nonqualified” for tax purposes. For financial reporting purposes, the award of the right to purchase stock and the grant of options, in certain cases, were considered to be below the fair value of the stock at the time of grant. The fair value was determined based on an appraisal conducted by an independent appraisal firm as of the relevant dates. The differences between fair value and the purchase price or the exercise price was being charged to compensation expense over the relevant vesting period — generally between three and five years. In the fifty-three weeks ended January 3, 2004, such expense aggregated $88. There was no expense recorded in the fifty-two weeks ended December 31, 2005 and January 1, 2005.

In addition to the options granted above, the Company adopted the 1999 Employee Stock Option and Award Plan in June 1999 (the “1999 Plan”) and the 2005 Employee Stock Option Award Plan in June 2005 (the “2005 Plan”). In connection with the 2005 Plan, an additional 1,500,000 shares were authorized for issuance by the Board of Directors. The 1999 and 2005 Plans provide for the grant of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and nonqualified options. Options, granted to date under both the 1999 and 2005 Plans generally have an exercise price equal to the fair market value of the stock on the date of grant, are non-qualified and expire after 10 years. Options granted under the 1999 and 2005 Plans vest ratably over four years.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of option grants and changes during the period ending on that date are presented below:

			Weighted Average	Weighted Average
		Range of Exercise	Exercise Price	Grant Date Fair
	Options	Prices	per Share	Value

Outstanding at December 28, 2002	1,501,349	4.25-21.30	13.89
Granted	555,000	16.05-28.53	21.45	8.01
Exercised	(209,108)	4.25-21.13	7.09
Forfeited	(10,750)	21.125-21.30	18.18

Outstanding at January 3, 2004	1,836,491	4.25-28.53	16.93
Granted	373,250	27.11-29.75	27.42	6.99
Exercised	(304,854)	4.25-21.30	13.38
Forfeited	(33,000)	21.15-21.30	21.18

Outstanding at January 1, 2005	1,871,887	4.25-29.75	19.52
Granted	477,950	22.59-32.81	31.08	8.41
Exercised	(196,857)	4.25-23.22	15.41
Forfeited	(98,900)	17.92-32.21	24.88

Outstanding at December 31, 2005	2,054,080	$4.25-$32.81	$22.35

During fiscal 2004, the Company granted 68,650 performance share awards when the market price of the Company’s stock was $27.99 per share. During fiscal 2005, the Company granted 124,575 performance share awards when the market price of the Company’s stock was $33.84. These awards were granted under the 1999 Plan and are not included in the table above. The performance share grants were initially valued on the grant date by multiplying the number of performance shares covered by the awards by the Yankee Candle closing stock price on the grant date. The cost is recognized within the statements of income (with an offset to Additional Paid-In Capital) on a straight line basis over the period specified in the award (generally three years for each grant). Performance share awards entitle recipients to receive shares of the Company’s common stock without payment of any purchase price, with the number of shares actually received, if any, contingent upon the Company satisfying specified financial performance metrics (such as earnings per share) over the time period specified in the award, all as pre-approved by the Compensation Committee of the Company’s Board of Directors.

Under the existing stock option and award plans, there are 1,450,251 shares available for future grants at December 31, 2005. Options were exercisable for 1,061,492, 836,512 and 716,118 shares of common stock at a weighted average exercise price of $17.60, $15.93 and $13.88 per share at December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the Company’s stock options outstanding at December 31, 2005:

			Average
	Options	Options	Remaining
Range of Exercise Prices	Outstanding	Exercisable	Life (Years)

$ 4.25	16,498	16,498	2.6
11.88 - 16.20	472,500	462,500	5.3
16.80 - 18.00	185,907	181,532	4.6
21.13 - 29.75	985,225	400,962	7.8
31.12 - 32.81	393,950	0	9.4

$ 4.25 - $ 32.81	2,054,080	1,061,492	7.2

14.	COMMITMENTS AND CONTINGENCIES

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

The aggregate annual future minimum lease commitments under operating leases as of December 31, 2005 are as follows:

Operating
Leases

2006	$27,232
2007	26,139
2008	25,388
2009	23,812
2010	20,400
Thereafter	55,028

Total minimum lease payments	$177,999

Rent expense, including contingent rentals, for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004 was approximately $26,694, $25,109 and $22,282, respectively. Included in rent expense were contingent rental payments of approximately $427, $623 and $802, for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004, respectively.

The Company is engaged in various lawsuits, either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

15.	SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

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

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following are the relevant data for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004:

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
	Retail	Wholesale	Other	Income

Fifty-Two Weeks Ended December 31, 2005
Sales	$304,057	$297,124	$—	$601,181
Gross Profit	202,384	141,342	—	343,726
Selling expenses	126,838	19,217	—	146,055
Operating Margin	75,546	122,125	(62,912)	134,759
Other income (expense)	—	—	(6,725)	(6,725)
Income before provision for income taxes	—	—	—	128,034
Fifty-Two Weeks Ended January 1, 2005
Sales	$283,482	$270,720	$—	$554,202
Gross Profit	192,821	130,862	—	323,683
Selling expenses	116,101	15,232	—	131,333
Operating Margin	76,720	115,630	(53,023)	139,327
Other income (expense)	—	—	(2,651)	(2,651)
Income before provision for income taxes	—	—	—	136,676
Fifty-Three Weeks Ended January 3, 2004
Sales	$266,649	$241,988	$—	$508,637
Gross Profit	179,826	113,495	—	293,321
Selling expenses	103,858	11,919	—	115,777
Operating Margin	75,968	101,576	(50,561)	126,983
Other income (expense)	—	—	(3,370)	(3,370)
Income before provision for income taxes	—	—	—	123,613

Revenues from the Company’s International operations were approximately $23,013, $17,429 and $13,637 for fiscal years 2005, 2004 and 2003, respectively. Long lived assets of the Company’s International operations were approximately $840, $1,068 and $473 as of December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of Fiscal	Costs and	Deductions From	End of Fiscal
Allowance for Doubtful Accounts	Year	Expenses	Reserves	Year

YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$765	$724	$(402)	$1,087
YEAR ENDED JANUARY 1, 2005:
Allowance for doubtful accounts	$1,332	$240	$(807)	$765
YEAR ENDED JANUARY 3, 2004:
Allowance for doubtful accounts	$325	$1,316	$(309)	$1,332

Amounts charged to deductions from reserves represent the write-off of uncollectible balances.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fifty-Two Weeks Ended December 31, 2005
	April 2	July 2	October 1	December 31
	(Dollars in thousands, except per share data)

Sales	$119,255	$108,548	$136,500	$236,878
Cost of sales	54,424	46,694	60,368	95,969

Gross profit	64,831	61,854	76,132	140,909
Selling expenses	32,493	32,122	34,767	46,673
General and administrative expenses	13,532	13,742	14,689	15,403
Restructuring Charge	—	—	—	5,546

Income from operations	18,806	15,990	26,676	73,287
Interest income	(6)	(6)	(5)	(6)
Interest expense	936	1,526	2,347	2,441
Other (income) expense	218	479	(897)	(302)

Income before provision for income taxes	17,658	13,991	25,231	71,154
Provision for income taxes	6,887	5,457	9,840	27,750

Net income	$10,771	$8,534	$15,391	$43,404

BASIC EARNINGS PER SHARE	$0.23	$0.19	$0.35	$1.01

DILUTED EARNINGS PER SHARE	$0.23	$0.19	$0.35	$1.01

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fifty-Two Weeks Ended January 1, 2005
	April 3	July 3	October 2	January 1
	(Dollars in thousands, except per share data)

Sales	$106,519	$100,908	$127,913	$218,862
Cost of sales	47,372	43,895	54,906	84,346

Gross profit	59,147	57,013	73,007	134,516
Selling expenses	27,852	29,763	31,814	41,905
General and administrative expenses	13,240	12,312	13,862	13,609

Income from operations	18,055	14,938	27,331	79,002
Interest income	(5)	(4)	—	(4)
Interest expense	809	1,159	1,093	1,091
Other (income) expense	(92)	(134)	118	(1,380)

Income before provision for income taxes	17,343	13,917	26,120	79,295
Provision for income taxes	6,850	5,497	10,317	31,322

Net income	$10,493	$8,420	$15,803	$47,973

BASIC EARNINGS PER SHARE	$0.21	$0.17	$0.33	$1.01

DILUTED EARNINGS PER SHARE	$0.21	$0.17	$0.33	$1.00

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005 our internal control over financial reporting is effective based on the above criteria.

Deloitte & Touche LLP, our independent auditors, have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 54 of this Annual Report on Form 10-K.

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

Board of Directors and Stockholders
The Yankee Candle Company, Inc.
South Deerfield, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A of Form 10-K, that The Yankee Candle Company, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fifty-two weeks ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 14, 2006

(c) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2006 Annual Meeting of Stockholders to be held on June 8, 2006 (the “Proxy Statement”), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2006.

The Yankee Candle Company, Inc.

By	/s/ CRAIG W. RYDIN
Craig W. Rydin
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted.

Signature	Capacity	Date

/s/ CRAIG W. RYDIN Craig W. Rydin	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

/s/ BRUCE H. BESANKO Bruce H. Besanko	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006

/s/ MICHAEL ARCHBOLD Michael Archbold	Director	March 10, 2006

/s/ DALE F. FREY Dale F. Frey	Director	March 10, 2006

/s/ MICHAEL F. HINES Michael F. Hines	Director	March 10, 2006

/s/ SANDRA J. HORBACH Sandra J. Horbach	Director	March 10, 2006

/s/ CAROL M. MEYROWITZ Carol M. Meyrowitz	Director	March 10, 2006

/s/ MICHAEL B. POLK Michael B. Polk	Director	March 10, 2006

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	March 10, 2006

/s/ VIJAY VISHWANATH Vijay Vishwanath	Director	March 10, 2006

/s/ DOREEN A. WRIGHT Doreen A. Wright	Director	March 10, 2006

EXHIBIT INDEX

3.1	Form of Restated Articles of Organization of The Yankee Candle Company, Inc.(1)

3.2	Form of Amended and Restated By-Laws of The Yankee Candle Company, Inc.(9)

4.1	Form of Common Stock Certificate.(1)

10.1	Form of outside director Stock Option Agreement.(1)+

10.2	Form of outside director Stockholder’s Agreement.(1)+

10.3	Form of Employee Stockholder’s Agreement.(1)+

10.4	The Yankee Candle Company Inc. Employee Stock Option Plan and form of Stock Option Agreement.(1)+

10.5	The Yankee Candle Company, Inc. 1999 Stock Option and Award Plan.(1)+

10.6	Form of Stockholder’s Agreement between The Yankee Candle Company, Inc. and employees.(1)+

10.7	Form of Indemnification Agreement between The Yankee Candle Company, Inc. and its directors and executive officers.(9)

10.8	Employment Letter Agreement dated March 31, 2001 between The Yankee Candle Company, Inc. and Craig W. Rydin.(2)+

10.9	Employment Letter Agreement dated August 31, 2000 between The Yankee Candle Company, Inc. and Paul J. Hill(3)+

10.10	Employment Letter Agreement dated May 2, 2001 between The Yankee Candle Company, Inc. and Harlan Kent.(3)+

10.11	Form of Credit Agreement among The Yankee Candle Company, Inc., Citizens Bank of Massachusetts, as sole administrative agent, and other banks and financial institutions party thereto.(4)

10.12	Management Incentive Plan for the 2005 Fiscal Year(5)+

10.13	Form of Award of Performance Shares Agreement(6)+

10.14	2005 Director Compensation Plan (as amended) (12)+

10.15	Employment Letter Agreement dated March 23, 2005 between The Yankee Candle Company, Inc. and Bruce H. Besanko(7)+

10.16	Form of the First Amendment to Credit Agreement dated as of May 18, 2005 among The Yankee Candle Company, Inc., Citizens Bank of Massachussets and other lending institutions named therein(8)

10.17	The Yankee Candle Company, Inc. 2005 Stock Option and Award Plan(9)+

10.18	Employment Letter Agreement dated August 12, 2005 between The Yankee Candle Company, Inc. and Richard Ruffolo(10)+

10.19	Management Incentive Plan for 2006 Fiscal Year(11)+

10.20	2006 Director Compensation Plan(11)+

10.21	Form of Restricted Stock Agreement (executives)(12)+

10.22	Form of Restricted Stock Agreement (directors)(12)+

23.1	Consent of Deloitte and Touche LLP(13)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(13)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(13)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

(1)	Incorporated by reference from the Company’s Registration Statements on Form S-1 (File No. 333-76397).

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2001.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal 2001.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2004.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 14, 2005.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for fiscal 2004.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 29, 2005.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 24, 2005.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 8, 2005.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 9, 2005.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2005.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 14, 2006.

(13)	Filed herewith.

+	Compensation contract/plan affecting Company’s Management and/or Board of Directors.