Form 10-Q
period 2006-04-01
YANKEE CANDLE CO INC
filed 2006-05-11
CIK 1084242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: April 1, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 40,650,271 shares of Common Stock, par value $0.01, outstanding as of May 9, 2006.

THE YANKEE CANDLE COMPANY, INC.
FORM 10-Q — Quarter Ended April 1, 2006
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

PART I — Financial Information
Item 1. Financial Statements.
THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,091	$12,655
Accounts receivable, net	42,920	42,546
Inventory	63,114	55,528
Prepaid expenses and other current assets	10,118	9,060
Deferred tax assets	5,428	6,734

TOTAL CURRENT ASSETS	130,671	126,523

PROPERTY, PLANT AND EQUIPMENT-NET	135,218	139,089
MARKETABLE SECURITIES	2,284	2,223
DEFERRED TAX ASSETS	73,000	73,975
GOODWILL	6,035	6,035
INTANGIBLE ASSETS	6,594	6,849
OTHER ASSETS	473	440

TOTAL ASSETS	$354,275	$355,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,827	$21,068
Accrued payroll	10,267	14,319
Accrued income taxes	1,905	20,828
Accrued purchases of property and equipment	2,863	5,944
Accrued repurchases of common stock	—	5,463
Other accrued liabilities	13,531	22,919

TOTAL CURRENT LIABILITIES	43,393	90,541

DEFERRED COMPENSATION OBLIGATION	2,330	2,418
LONG-TERM DEBT	208,000	178,000
DEFERRED RENT	15,767	16,031
STOCKHOLDERS’ EQUITY	84,785	68,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,275	$355,134

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Sales	$133,914	$119,255
Cost of sales	61,936	54,424

Gross profit	71,978	64,831
Selling expenses	37,267	32,493
General and administrative expenses	15,464	13,532

Income from operations	19,247	18,806
Interest income	(7)	(6)
Interest expense	2,788	936
Other expense (income)	(145)	218

Income before provision for income taxes	16,611	17,658
Provision for income taxes	4,140	6,887

Net income	$12,471	$10,771

Basic earnings per share	$0.30	$0.23

Diluted earnings per share	$0.30	$0.23

Weighted average shares:
Basic	41,016	46,877

Diluted	41,262	47,312

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$12,471	$10,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,485	5,908
Unrealized (gain) loss on marketable securities	(56)	36
Stock-based compensation expense	1,182	746
Deferred taxes	2,281	2,004
Loss on disposal of fixed assets	65	2

Changes in assets and liabilities:
Accounts receivable, net	(313)	(5,795)
Inventory	(7,509)	(1,113)
Prepaid expenses and other assets	(1,097)	(550)
Investments in marketable securities	(386)	(344)
Accounts payable	(6,248)	564
Income taxes payable	(18,438)	(20,966)
Accrued expenses and other liabilities	(18,899)	(10,530)

NET CASH USED IN OPERATING ACTIVITIES	(30,462)	(19,267)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(5,360)	(3,956)
Purchase of intangible assets	—	(604)
Proceeds from sale of property and equipment	7	10

NET CASH USED IN INVESTING ACTIVITIES	(5,353)	(4,550)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements	30,000	45,000
Payments for redemption of common stock	—	(39,911)
Deferred financing costs	(135)	—
Excess tax benefit from exercise of stock options	702	—
Net proceeds from issuance of common stock	1,668	465

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,235	5,554

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16	(26)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,564)	(18,289)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,655	36,424

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,091	$18,135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,615	$462

Income taxes	$19,587	$25,846

Net decrease in accrued purchases of property and equipment	$3,081	$—

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows as of the date and for the periods indicated. All intercompany transactions and balances have been eliminated. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.
Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.
2. CHANGE IN ACCOUNTING PRINCIPLE FOR STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was permitted under SFAS 123. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.
Effective January 1, 2006, the Company adopted SFAS 123(R). The Company adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
Before the adoption of SFAS 123(R), the Company applied the fair value recognition provisions of SFAS 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company had valued all stock option grants beginning with grants made in fiscal 2003. The fair value of these options is being expensed over the vesting period based on the fair value at the date of the grant.
Stock-based compensation charges amounted to $1,182 and $746 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. During the thirteen weeks ended April 1, 2006, the incremental stock-based compensation expense due to the adoption of SFAS 123(R), which was primarily related to charges on options granted prior to fiscal 2003 which were previously accounted for under the intrinsic value method, caused income before income taxes to decrease by approximately $128 and net income to decrease by approximately $78. The incremental stock-based compensation expense did not change basic and diluted earnings per share.
Stock-based compensation cost recognized in the thirteen weeks ended April 1, 2006 and April 2, 2005 includes: (a) compensation cost for all share-based payments granted on or before December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
Awards under the Company’s option plans vest, in general, over a four year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the thirteen weeks ended April 2, 2005 presented in the Company’s historical condensed consolidated Statements of Income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The reported and pro forma net income and earnings per share for the thirteen weeks ended April 1, 2006 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS 123(R). These amounts for the thirteen weeks ended April 1, 2006 are included in the table below only to provide the detail for a comparative presentation to the thirteen weeks ended April 2, 2005.

	For the Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Net income, as reported	$12,471	$10,771
Add: Stock-based compensation expense included in reported net income, net of related tax effects	721	455
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(721)	(584)

Pro forma net income	$12,471	$10,642

Earnings per share:
Basic-as reported	$0.30	$0.23
Basic-pro forma	$0.30	$0.23
Weighted average basic shares outstanding	41,016	46,877

Diluted-as reported	$0.30	$0.23
Diluted-pro forma	$0.30	$0.22
Weighted average diluted shares outstanding	41,262	47,312
As of April 1, 2006, unrecognized stock-based compensation expense related to the unvested portion of the Company’s awards was approximately $13.2 million and is expected to be recognized over a weighted-average period of approximately 2.4 years.
Stock Options
Options to purchase common stock were granted to key employees and directors of the Company in 1998 under the Yankee Candle Employee Stock Option Plan (the “1998 Plan”). The options granted under the 1998 Plan were “nonqualified” for tax purposes. Stock options under this plan were generally granted with a 4-year vesting period and a 10-year term. The stock options vest in equal annual installments over the nominal vesting period.
In addition to the 1998 Plan described above, the Company adopted the 1999 Employee Stock Option and Award Plan in June 1999 (the “1999 Plan”) and the 2005 Employee Stock Option and Award Plan in June 2005 (the “2005 Plan”). The 1999 and 2005 Plans provide for the grant of both incentive stock awards intended to qualify under Section 422 of the Internal Revenue Code and nonqualified options. Options granted to date under both the 1999 and 2005 Plans generally have an exercise price equal to the fair market value of the stock on the date of grant, are non-qualified and expire after 10 years. Options granted under the 1999 and 2005 Plans generally vest ratably over four years.
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant which most closely correlates with the expected life of the options. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on a combination of implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. Expected dividend yield was based on the Company’s dividend policy at the time the options were granted. Forfeitures are estimated based on the Company’s historical data. Prior to the adoption of SFAS 123(R), the Company recognized forfeitures as they occurred.
The following assumptions were used to compute the pro forma stock-based compensation expense and the stock option expense that was recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended April 1, 2006 and April 2, 2005:

	2006	2005
Volatility	31.4%	34.8%
Dividend yield	0.2%	0.0%
Risk free interest rate	3.7%	3.1%
Expected lives	4.2 years	4 years

Changes in the Company’s stock options for the thirteen weeks ended April 1, 2006 were as follows:

		Weighted Average
		Exercise Price
	Options	Per Share
Outstanding at December 31, 2005	2,054,080	$22.35

Granted	329,350	27.99
Exercised	(110,675)	15.07
Forfeited	(78,450)	28.18

Outstanding at April 1, 2006	2,194,305	$23.36

Exercisable at April 1, 2006	974,429	$18.13

Changes in the Company’s unvested stock options for the thirteen weeks ended April 1, 2006 were as follows:

		Weighted Average
		Grant Date
	Options	Fair Value
Unvested at December 31 2005	992,588	$7.97

Granted	329,350	8.16
Vested	(31,562)	7.84
Forfeited	(70,500)	7.70

Unvested at April 1, 2006	1,219,876	$8.04

The weighted average remaining contractual term was 7.4 years for stock options outstanding and exercisable as of April 1, 2006. The total intrinsic value was $9,164 for stock options exercisable as of April 1, 2006 and $10,832 for stock options outstanding as of April 1, 2006. The total intrinsic value for stock options exercised during the thirteen weeks ended April 1, 2006 was $1,496.
The amount of cash received from the exercise of stock options was $1,668 and the related tax benefit was $1,187 for the thirteen weeks ended April 1, 2006.
The following table summarizes information about the Company’s stock options outstanding at April 1, 2006:

			Average
Range of Exercise	Options	Options	Remaining Life
Prices	Outstanding	Exercisable	(Years)
$4.25	16,498	16,498	2.4
11.88-16.20	382,500	377,500	5.1
16.80-18.00	181,407	178,282	4.3
21.13-29.75	1,242,450	381,837	8.2
31.12-32.81	371,450	20,312	9.1

$4.25-$32.81	2,194,305	974,429	7.4

Restricted Stock and Performance Shares
The 1999 and 2005 Plans also provide for grants of restricted stock and performance shares. The Company generally grants restricted stock with a 3-year vesting period. Restricted stock vests at the end of each of the three years in accordance with the terms outlined in the restricted stock agreement between the Company and the recipient. The fair value of restricted stock is the excess of the market price of Common Stock at the date of grant over the exercise price, which is zero.
Performance share awards entitle recipients to receive shares of the Company’s common stock without payment of any purchase price, with the number of shares actually received, if any, contingent upon the Company satisfying specified financial performance metrics (such as earnings per share) over the time period specified in the award, all as pre-approved by the Compensation Committee of the Company’s Board of Directors. The performance share grants were initially valued on the grant date by multiplying the number of performance shares covered by the awards by the Yankee Candle closing stock price on the grant date. The cost is recognized within the condensed consolidated statements of income (with an offset to Additional Paid-In Capital) on a straight line basis over the period specified in the award (generally three years for each grant) based upon the number of shares which are anticipated to vest.
Included in the Company’s stock-based compensation expense is a portion of the cost related to restricted stock awarded in 2006 and performance shares awarded in fiscal years 2004, 2005 and 2006.
Changes in the Company’s restricted stock and performance shares for the thirteen weeks ended April 1, 2006 were as follows:

			Weighted Average
	Restricted	Performance	Grant Date
	Shares	Shares	Fair Value
Unvested shares at December 31, 2005	—	188,700	$31.31

Granted	84,000	38,000	28.01
Vested	—	—	—
Forfeited	—	(6,300)	33.03

Unvested shares at April 1, 2006	84,000	220,400	$29.95

3. INVENTORIES
The components of inventory were as follows:

	April 1,	December 31,
	2006	2005
Finished goods	$59,194	$52,164
Work-in-process	438	1
Raw materials and packaging	6,037	5,918

	65,669	58,083
Less LIFO adjustment	(2,555)	(2,555)

	$63,114	$55,528

4. INTANGIBLE ASSETS
The following sets forth the intangible assets, excluding goodwill, by major category:

		April 1, 2006			December 31, 2005
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradename	N/A	$2,520	$—	$2,520	$2,520	$—	$2,520
Finite life:
Deferred financing costs	5	1,122	(427)	695	987	(393)	594
Customer list	4	3,880	(1,525)	2,355	3,880	(1,283)	2,597
Non-competes	3 – 4	1,123	(435)	688	1,123	(361)	762
Trademarks	15	231	(182)	49	231	(178)	53
Formulas	3	431	(144)	287	431	(108)	323

		6,787	(2,713)	4,074	6,652	(2,323)	4,329

Total intangible assets		$9,307	$(2,713)	$6,594	$9,172	$(2,323)	$6,849

On March 28, 2006, the Company entered into a Second Amendment to Revolving Credit Agreement (more fully discussed below) which amended certain terms of the Company’s existing credit facility. As a result of this transaction, approximately $135 of deferred financing costs were recorded during the thirteen weeks ended April 1, 2006. The deferred financing costs are being amortized over the life of the amended credit facility which expires on May 18, 2010.
Total amortization expense from finite-lived intangible assets was $390 and $328 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.
Aggregate amortization expense related to intangible assets at April 1, 2006 in the remainder of fiscal 2006 and in each of the next four fiscal years is expected to be as follows:

2006	$1,192
2007	1,590
2008	869
2009	360
2010	63

Total	$4,074

5. LONG-TERM DEBT
On March 28, 2006, the Company entered into a Second Amendment to Revolving Credit Agreement (“Amended Credit Facility”) which amended certain terms of the Revolving Credit Agreement dated as of May 19, 2004 and amended on May 18, 2005 (“Credit Facility”) among the Company, Citizens Bank of Massachusetts (“Citizens Bank”) and the other lending institutions named therein. The Company’s Amended Credit Facility has a single $250 million line which expires on May 18, 2010. The Amended Credit Facility is being used by the Company for, among other things, working capital, letters of credit, repurchase of the Company’s common stock and other general corporate purposes. The primary changes affected by the Second Amendment are:
•	A required consolidated total debt to consolidated EBITDA ratio of no more than 3.00 to 1.00 (at April 1, 2006 this ratio was 1.29 to 1.00 ). The original Credit Facility required a consolidated total debt to consolidated EBITDA ratio of no more than 2.25 to 1.00.

•	A fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 2.00 to 1.00 (for the thirteen weeks ended April 1, 2006 this ratio was 2.42 to 1.00). The original Credit Facility required a fixed charge coverage ratio of no less than 2.25 to 1.00.

•	Amounts outstanding under the Amended Credit Facility bear interest at a rate equal to, at the Company’s option, Citizens Bank prime rate or a Eurodollar rate that ranges from 0.50% to 1.125% above LIBOR. Under the original Credit Facility, the Eurodollar rate ranged from 0.50% to 0.85% above LIBOR.

•	The Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount which ranges from 0.125% to 0.25%. Under the original Credit Facility, the commitment fee ranged from 0.125% to 0.20%.
The Amended Credit Facility defines EBITDA as consolidated net income for the trailing twelve months, plus the amount of net interest expense, depreciation and amortization, income taxes, and certain non-cash compensation expenses.
As of April 1, 2006, $208,000 was outstanding under Amended Credit Facility and $2,949 was outstanding for letters of credit, leaving $39,051 million in availability. As of April 1, 2006, the Company was in compliance with all covenants under the Amended Credit Facility.

On April 25, 2006, the Company entered into a new $100,000 364-day senior unsecured revolving credit facility (the “New Credit Facility”) with Citizens Bank of Massachusetts (“Citizens”) to supplement the Company’s existing Amended Credit Facility. The New Credit Facility may be used by the Company for, among other things, working capital, repurchase of the Company’s common stock, and other general corporate purposes. Amounts outstanding under the New Credit Facility bear interest at a rate equal to, at the Company’s option, the Prime Rate or LIBOR Rate. LIBOR Rate borrowings under the New Credit Facility include a margin rate ranging from 0.50% to 1.125%. These rates vary depending on the Company’s outstanding borrowings. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount ranging from 0.125% to 0.250%. The Company is also required to pay a utilization fee of 0.125% once outstanding borrowings exceed $50 million. The New Credit Facility also requires that the Company comply with several financial and other covenants, including requirements that the Company maintain at the end of each fiscal quarter the following financial ratios as set forth in the New Credit Facility:
• a consolidated total debt to consolidated EBITDA ratio of no more than 3.00 to 1.00, measured quarterly; and
• a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 2.00 to 1.00, measured quarterly.
6. RESTRUCTURING RESERVE
During the fourth quarter of fiscal 2005, the Company initiated a restructuring plan designed to close 17 underperforming stores and re-invest in talent and other strategic growth initiatives. In connection with this restructuring plan, a charge of $5,546 was recorded in the fourth quarter of fiscal 2005. Included in the restructuring charge was $2,404 related to lease termination costs, $2,559 related to non-cash fixed assets write-offs and other costs, and $583 in employee related costs. As of April 1, 2006, all of the 17 underperforming stores had been closed. The Company anticipates no further charges related to this restructuring.
In accounting for the restructuring charges, the Company complied with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.
The following is a summary of restructuring charge activity for the thirteen weeks ended April 1, 2006:

		Costs Paid During the
	Accrued as of	Thirteen Weeks	Accrued as of
	December 31, 2005	Ended April 1, 2006	April 1, 2006
Occupancy	$1,150	$809	$341
Other expenses	84	26	58
Employee related	473	133	340

Total	$1,707	$968	$739

7. INCOME TAXES
In the first quarter ended April 1, 2006, the Company recognized a one-time benefit of $2,338, or approximately $0.05 of diluted earnings per share, associated with the closure of an IRS audit for prior years. The benefit was primarily due to favorable transfer pricing adjustments associated with sales to the Company’s international subsidiary. As a result of this benefit, the Company’s effective tax rate for the quarter ended April 1, 2006 was 24.9%. Excluding this benefit, the Company’s effective tax rate in the first quarter of fiscal 2006 would have been 39.0%. The Company’s effective tax rate for the first quarter of 2005 was 39.0%.
The Company has provided and expects to continue to provide in 2006 a valuation allowance against the net deferred tax assets of its international operations.

8. EARNINGS PER SHARE
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

	For the Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
	(in thousands)
Basic	41,016	46,877
Add:
Shares issuable pursuant to stock awards	246	435

Diluted	41,262	47,312

At April 1, 2006 and April 2, 2005 approximately 833 and 27 shares, respectively, issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
9. STOCK REPURCHASE PROGRAM
The Company did not repurchase any of its common stock during the thirteen weeks ended April 1, 2006. At April 1, 2006, the Company had $64,990 in authorized funds available to be used for the repurchase of the Company’s common stock, pursuant to authorization granted by the Company’s Board of Directors on July 27, 2005. During the thirteen weeks ended April 2, 2005, the Company purchased a total of 1,286,475 shares of common stock for an aggregate purchase price of approximately $39,911 pursuant to a previous authorization from its Board of Directors.
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
The following are the relevant data for the thirteen weeks ended April 1, 2006 and April 2, 2005:

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen weeks ended April 1, 2006	Retail	Wholesale	Other	Income
Sales	$61,637	$72,277	$—	$133,914
Gross Profit	38,759	33,219	—	71,978
Selling Expenses	31,976	5,291	—	37,267
Operating Margin	6,783	27,928	(15,464)	19,247
Other expense	—	—	(2,636)	(2,636)
Income before provision for income taxes	—	—	—	16,611

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen weeks ended April 2, 2005	Retail	Wholesale	Other	Income
Sales	$51,819	$67,436	$—	$119,255
Gross Profit	31,441	33,390	—	64,831
Selling Expenses	28,340	4,153	—	32,493
Operating Margin	3,102	29,236	(13,532)	18,806
Other expense	—	—	(1,148)	(1,148)
Income before provision for income taxes	—	—	—	17,658
Revenues from the Company’s international operations were approximately $5,753 and $4,923 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. Long lived assets of the Company’s international operations were approximately $813 and $1,006 as of April 1, 2006 and April 2, 2005, respectively.

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
Sales/receivables
We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped Free On Board shipping point; however revenue is recognized at the time the product is received by the customer due to our practice of absorbing risk of loss in the event of damaged or lost shipments. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in constructing a reserve. This reserve, however, is subject to change. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. However, this reserve is also subject to change. Changes in these reserves could affect our operating results.
Other Income Statement Accounts
Included within Cost of Sales on our Condensed Consolidated Statements of Income are the cost of the merchandise we sell through our Retail and Wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities (which include receiving costs, inspection and warehousing costs and salaries) and expenses incurred by the Company’s merchandising and buying operations.
Included within Selling Expenses are costs directly related to both Wholesale and Retail operations and primarily consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred.
Included within General and Administrative Expenses are costs associated with corporate overhead departments, including senior management, accounting, information systems, management incentive programs including stock based compensation and bonus and costs that are not readily allocable to either the retail or wholesale segments.
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
Stock-based compensation
Effective as of the beginning of the first quarter of fiscal 2006, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123 and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
Before the adoption of SFAS 123(R), we applied the fair value recognition provisions of SFAS 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, we had valued all stock option grants beginning with grants made in fiscal 2003. The fair value of these options is being expensed over the vesting period based on the fair value at the date of the grant.
Stock-based compensation charges amounted to $1,182 and $746 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. During the thirteen weeks ended April 1, 2006, the incremental stock-based compensation expense due to the adoption of SFAS 123(R), which was primarily related to charges on options granted prior to fiscal 2003 which were previously accounted for under the intrinsic value method, caused income before income taxes to decrease by approximately $128 and net income to decrease by approximately $78. The incremental stock-based compensation expense did not change basic and diluted earnings per share.
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant which most closely correlates with the expected life of the options. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on a combination of implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. Expected dividend yield was based on the Company’s dividend policy at the time the options were granted.

Our estimates of the fair value of future equity awards will be affected by the future market price of our common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the related income tax impact, the expected volatility of the common stock, the number of stock options to be forfeited and exercised by employees, and the expected term of options granted.
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
RESULTS OF OPERATIONS
Overview
We are the leading designer, manufacturer and branded marketer of premium scented candles, based on sales, in the giftware industry. We have a 36-year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. Our candle products are available in a variety fragrances and include a wide variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of coordinated candle and home décor accessories and have extended our brand into the growing premium home fragrance market segment with products such as our Housewarmer® electric home fragrancers, Yankee Candle® branded potpourri, sachets, room sprays and linen sprays and Yankee Candle Car Jars® air fresheners. We have a vertically integrated business model that enables us to manufacture and distribute high quality products, provide excellent customer service and achieve cost efficiencies.
Our multi-channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America and through our growing retail store base located primarily in malls. As of April 1, 2006, we had 381 Company-owned and operated stores and approximately 19,300 wholesale locations, including our European operations. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts and a 42,000 square foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our catalogs and our Internet web site at www.yankeecandle.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network through our distribution center located in Bristol, England.
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
EXECUTIVE SUMMARY
•	For the thirteen weeks ended April 1, 2006, net sales increased 12.3% to $133.9 million from $119.3 million for the thirteen weeks ended April 2, 2005. We reported net earnings of $12.5 million and diluted earnings per share of $0.30 for the thirteen weeks ended April 1, 2006 compared to net earnings of $10.8 million and diluted earnings per share of $0.23 for the thirteen weeks ended April 2, 2005.

•	In the first quarter ended April 1, 2006, we recognized a one-time benefit of $2.3 million, or approximately $0.05 of diluted earnings per share, associated with the closure of an IRS audit for prior years. The benefit was primarily due to favorable transfer pricing adjustments associated with sales to our international subsidiary. As a result of this benefit, our effective tax rate for the quarter ended April 1, 2006 was 24.9%. Excluding this benefit, our effective tax rate in the first quarter of fiscal 2006 would have been 39.0%.

•	We opened four new retail stores during the first quarter of 2006 and closed 13 underperforming stores, bringing our total retail store count to 381 as of April 1, 2006. The 13 stores closed during the first quarter included 12 stores that were closed in connection with the restructuring plan initiated in 2005 and one store that was closed due to the natural expiration of its lease. We added approximately 760 net new wholesale locations during the thirteen weeks ended April 1, 2006, bringing our total wholesale location count to approximately 19,300 including our European operations.

•	We ended the first quarter with $208.0 million of outstanding borrowings under our Amended Credit Facility as compared to $178.0 million at December 31, 2005. The increase was primarily due to funding of working capital requirements. Borrowing availability totaled $39.1 million at April 1, 2006.
Thirteen weeks ended April 1, 2006 versus April 2, 2005
SALES
Sales increased 12.3% to $133.9 million for the thirteen weeks ended April 1, 2006 from $119.3 million for the thirteen weeks ended April 2, 2005.
Retail Sales
Retail sales increased 18.9% to $61.6 million for the thirteen weeks ended April 1, 2006 from $51.8 million for the thirteen weeks ended April 2, 2005. The increase in retail sales for the thirteen weeks ended April 1, 2006 compared to the prior year period was due primarily to increased sales in the 53 stores opened in 2005 (which in 2005 were open for only part of the fiscal year reported) of approximately $5.6 million, increased sales in our catalog and Internet operations of approximately $2.4 million, an increase in retail comparable store sales of approximately $1.6 million, and the addition of four new stores opened in 2006 which increased sales by approximately $0.2 million. Excluding the 12 stores closed during the first quarter under the restructuring plan initiated in 2005, we closed one underperforming store during the thirteen weeks ended April 1, 2006. Comparable store and catalog and Internet sales for the thirteen weeks ended April 1, 2006 increased 8% compared to the thirteen weeks ended April 2, 2005. Retail comparable store sales for the thirteen weeks ended April 1, 2006 increased 3% compared to the thirteen weeks ended April 2, 2005. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 330 stores included in the comparable store base as of April 1, 2006, and 51 of these stores were included for less than a full year. There were 381 retail stores open as of April 1, 2006 compared to 357 retail stores open as of April 2, 2005 and 390 retail stores open as of December 31, 2005. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.
Wholesale Sales
Wholesale sales, including European operations, increased 7.2% to $72.3 million for the thirteen weeks ended April 1, 2006 from $67.4 million for the thirteen weeks ended April 2, 2005. The growth for the thirteen weeks ended April 1, 2006 was achieved primarily from increased sales to wholesale locations opened during the last 12 months of approximately $5.1 million, increased sales in our European operations of approximately $0.7 million, sales from our Aroma Naturals subsidiary that was acquired in November 2005 of $0.7 million, and increased sales in our GBI fundraising division of approximately $0.5 million, offset in part by decreased sales to wholesale locations in operation prior to April 2, 2005 of approximately $2.1 million.
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
Gross profit increased 11.0% to $72.0 million for the thirteen weeks ended April 1, 2006 from $64.8 million for the thirteen weeks ended April 2, 2005. As a percentage of sales, gross profit decreased to 53.7% for the thirteen weeks ended April 1, 2006 from 54.4% for the thirteen weeks ended April 2, 2005.
Retail Gross Profit
Retail gross profit dollars increased 23.3% to $38.8 million for the thirteen weeks ended April 1, 2006 from $31.4 million for the thirteen weeks ended April 2, 2005. Retail sales increased $9.8 million for the thirteen weeks ended April 1, 2006, which contributed approximately $7.3 million in gross profit dollars. As a percentage of sales, retail gross profit increased to 62.9% for the thirteen weeks ended April 1, 2006 from 60.7% for the thirteen weeks ended April 2, 2005. The increase in retail gross profit rate was primarily the result of the price increase initiated on selected products during the fourth quarter of fiscal 2005 of approximately 2.0%, improvement in the merchandise rate and mix of 1.9%, decreased marketing and promotional activity of 0.2%, offset in part by decreased productivity in our manufacturing and distribution units (“supply chain operations”) of 1.9% which was primarily due to increased wax and freight costs.
Wholesale Gross Profit
Wholesale gross profit dollars decreased 0.5% to $33.2 million for the thirteen weeks ended April 1, 2006 from $33.4 million for the thirteen weeks ended April 2, 2005. As a percentage of sales, wholesale gross profit decreased to 46.0% for the thirteen weeks ended April 1, 2006 from 49.5% for the thirteen weeks ended April 2, 2005. The decrease in wholesale gross profit rate was primarily the result of increased marketing and promotional activity of 4.5%, an adverse change in our wholesale merchandise rate and mix of 1.0%, and decreased productivity in supply chain operations of 0.5% which was primarily due to increased wax and freight costs, offset in part by a 2.5% increase attributable to the price increase initiated on selected products during the fourth quarter of fiscal 2005.
SELLING EXPENSES
Selling expenses increased 14.7% to $37.3 million for the thirteen weeks ended April 1, 2006 from $32.5 million for the thirteen weeks ended April 2, 2005. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as preopening costs, which are expensed as incurred. As a percentage of sales, selling expenses were 27.8% and 27.2% for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.

Retail Selling Expenses
Retail selling expenses increased 12.8% to $32.0 million for the thirteen weeks ended April 1, 2006 from $28.3 million for the thirteen weeks ended April 2, 2005. These expenses relate to payroll, occupancy, advertising and other store operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of retail sales, retail selling expenses were 51.9% and 54.7% for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The increase in retail selling expenses in dollars was primarily related to the four new retail stores opened in 2006 and the 53 new retail stores opened in 2005. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 3.6% as a result of increased comparable retail sales, and to a lesser extent, the price benefit in non-comp stores, offset in part by selling expenses related to our two most recent store classes of 1.3%. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.
Wholesale Selling Expenses
Wholesale selling expenses increased 27.4% to $5.3 million for the thirteen weeks ended April 1, 2006 from $4.2 million for the thirteen weeks ended April 2, 2005. These expenses relate to payroll, advertising and other operating costs. As a percentage of wholesale sales, wholesale selling expenses were 7.3% and 6.2% for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The increase in wholesale selling expenses in dollars was primarily the result of $0.5 million of increased costs associated with Aroma Naturals, Inc. (acquired in November 2005), $0.2 million of increased selling expenses related to our European operations, and $0.4 million primarily due to increased marketing costs in our domestic wholesale operations. The increase in wholesale selling expense as a percentage of wholesale sales was primarily attributable to the increased costs associated with our Aroma Naturals business which has a higher selling expense structure than our core wholesale business.
SEGMENT PROFITABILITY
Segment profitability is sales less cost of sales and selling expenses.
Retail Operations
Segment profitability for our retail operations was $6.8 million or 11.0% of retail sales for the thirteen weeks ended April 1, 2006 compared to $3.1 million or 6.0% of retail sales for the thirteen weeks ended April 2, 2005. The increase in retail segment profitability in dollars and rate was primarily due to the price increase initiated on selected products during the fourth quarter of fiscal 2005 of $3.2 million or 4.9%.
Wholesale Operations
Segment profitability for our wholesale operations, including Europe, was $27.9 million or 38.6% of wholesale sales for the thirteen weeks ended April 1, 2006 compared to $29.2 million or 43.4% of wholesale sales for the thirteen weeks ended April 2, 2005. The decrease in wholesale segment profitability in dollars was primarily attributable to increased marketing and promotional activity of approximately $4.4 million, offset in part by the price increase initiated on selected products during the fourth quarter of fiscal 2005 of $3.1 million. The decrease in wholesale segment profit rate was primarily the result of increased marketing and promotional activity of 4.5%, an adverse change in our wholesale merchandise rate and mix of 1.0%, and decreased productivity in supply chain operations of 0.5% which was primarily due to increased wax and freight costs, increased selling expenses of 1.3%, offset in part by a 2.5% increase attributable to the price increase initiated on selected products during the fourth quarter of fiscal 2005.
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses, which consist primarily of personnel-related costs including senior management, accounting, information systems, management incentive programs and costs that are not readily allocable to either the retail or wholesale operations, increased 14.3% to $15.5 million for the thirteen weeks ended April 1, 2006 from $13.5 million for the thirteen weeks ended April 2, 2005. As a percentage of sales, general and administrative expenses were 11.5% and 11.3% for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The increase in general and administrative expense in dollars was primarily attributable to an increase in stock-based compensation expense of $0.4 million, increased retail consulting costs of $0.3 million, and labor costs associated with new hires made during 2005 of $0.3 million. The increase in general and administrative expense as a percentage of sales for the thirteen weeks ended April 1, 2006 was primarily due to the increase in stock compensation expense.
NET OTHER EXPENSE
Net other expense was $2.6 million for the thirteen weeks ended April 1, 2006 compared to $1.1 million for the thirteen weeks ended April 2, 2005. The primary component of this expense was interest expense, which was $2.8 million and $0.9 million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The increase in interest expense was primarily due to an increase in our average daily debt outstanding primarily due to borrowings associated with prior repurchases of our common stock and to a lesser extent increased borrowing rates as a result of an increase in bank lending rates.
PROVISION FOR INCOME TAXES
In the first quarter ended April 1, 2006, we recognized a one-time benefit of $2,338, or approximately $0.05 of diluted earnings per share, associated with the closure of an IRS audit for prior years. The benefit was primarily due to favorable audit adjustments associated with sales to our international subsidiary. As a result of this benefit, our effective tax rate for the quarter ended April 1, 2006 was 24.9%. Excluding this benefit, our effective tax rate in the first quarter of fiscal 2006 would have been 39.0%. Our effective tax rate for the first quarter of 2005 was 39.0%.
We have provided and expect to continue to provide in 2006 a valuation allowance against the deferred tax asset for our international operations.
It is anticipated that our effective tax rate for 2006 will be approximately 37.5%.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of April 1, 2006 decreased by $3.6 million compared to December 31, 2005. This decrease was due to cash used in operating activities of $30.5 million, which includes total payments of $19.6 million of corporate income taxes for fiscal 2005, and cash paid for capital expenditures of $5.4 million. Net cash provided by financing activities was $32.2 million for the thirteen weeks ended April 1, 2006, which includes net borrowings of $30.0 million under our credit facility used to fund operations.
As April 1, 2006, we were in compliance with all covenants under our Amended Credit Facility. We had $208.0 million outstanding under the revolving credit facility and $2.9 million of outstanding letters of credit, leaving $39.1 million in availability.
On April 25, 2006, we entered into a new $100.0 million 364-day senior unsecured revolving credit facility (the “New Credit Facility”) with Citizens Bank of Massachusetts (“Citizens”) which supplements our existing Amended Credit Facility. The New Credit Facility may be used for, among other things, working capital, repurchase of our common stock, and other general corporate purposes. Amounts outstanding under the New Credit Facility bear interest at a rate equal to, at our option, the Prime Rate or LIBOR Rate. LIBOR Rate borrowings under the New Credit Facility include a margin rate ranging from 0.50% to 1.125%. These rates vary depending on our outstanding borrowings. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount ranging from 0.125% to 0.250%. We are also required to pay a utilization fee of 0.125% once outstanding borrowings exceed $50 million. The New Credit Facility also requires that we comply with several financial and other covenants, including requirements that we maintain at the end of each fiscal quarter the following financial ratios as set forth in the New Credit Facility:
• a consolidated total debt to consolidated EBITDA ratio of no more than 3.00 to 1.00, measured quarterly; and
• a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 2.00 to 1.00, measured quarterly.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At April 1, 2006, we had $208.0 million outstanding under our Amended Credit Facility, which bears interest at variable rates. At April 1, 2006, the weighted-average interest rate on outstanding borrowings was 5.51%. This facility is intended to fund operating needs and stock repurchases if necessary. Because this facility carries a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on April 1, 2006 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $2.1 million additional annual pre-tax charge or credit to the statement of income.
The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on April 1, 2006 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the annual statements of income.
We buy a variety of raw materials for inclusion in our products. The only raw material that is considered to be of a commodity nature is wax. Wax is a petroleum-based product. Its market price has not historically fluctuated with the movement of oil prices and has instead generally moved with inflation. However, since 2004 the price of wax has increased at a rate significantly above the rate of inflation. Continued increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.
At this point in time, operations outside of the United States are immaterial. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 1, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, except that the following risk factors have been updated to reflect developments subsequent to the filing of that report.
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
Our retail growth strategy depends in large part on our ability to successfully open new stores in both existing and new geographic markets. For our growth strategy to be successful, we must identify and lease favorable store sites on favorable economic terms, hire and train managers and associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully and any changes in the availability of suitable real estate locations on acceptable terms could adversely impact our retail growth. If we are unable to open new stores as quickly as planned, then our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our retail growth strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs, or the opening of new malls or centers in the market. However, these new stores may result in the loss of sales in existing stores in nearby areas, thereby negatively impacting our comparable store sales. A decrease in our retail comparable store sales will have an adverse impact on our cash flows and earnings. This is due to the fact that a significant portion of our expenses are comprised of fixed costs, such as lease payments, and our ability to decrease expenses in response to negative comparable store sales is limited in the short term. If comparable store sales decline it will negatively impact earnings. However, we do not believe that it will significantly impact our working capital, our ability to exist as a going concern or our compliance with bank covenant requirements in the near future. Our retail growth strategy also depends upon our ability to successfully renew the expiring leases of our profitable existing stores. If we are unable to do so at planned levels and upon favorable economic terms, then our future sales and profits could be negatively affected.
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
Since 2004 significant increases in the price of crude oil have negatively impacted our transportation and freight costs and have contributed to significant increases in the cost of various raw materials. This in turn negatively impacts our cost of goods sold and margins. In addition, we believe that rising oil prices and corresponding increases in raw materials and transportation costs negatively impact not only our business but consumer sentiment and the economy at large. Continued weakness in consumer confidence and the macro-economic environment could negatively impact our sales and earnings.

Wax is a petroleum-based product. Therefore, any shortages in refined oil supplies may impact our wax supply. In 2005, due to the 2005 hurricanes in the Gulf Coast region and the closing and disruption of oil refineries located there, one of our primary wax suppliers placed us on allocation, whereby our wax purchases were allocated at the rate of seventy percent of 2004 purchases. While we took steps to manage this issue and mitigate any impacts, in 2005 the wax allocation had a negative impact on our ability to fulfill customer orders and our costs of production. In the first quarter of 2006, we remained on allocation, although the amount of our allocation was increased to 100% of our 2005 purchases. Any prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.
Historically, the market price of wax has generally moved with inflation. However, in 2005 and to date in 2006 the price of wax increased at a rate significantly above the rate of inflation. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .
     Not Applicable
Item 3. Defaults Upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable
Item 5. Other Information.
     Not Applicable
Item 6. Exhibits

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 10, 2006.

31.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 10, 2006.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 10, 2006.

32.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated May 10, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE YANKEE CANDLE COMPANY, INC.

/s/ Bruce H. Besanko
Date: May 10, 2006	By: Bruce H. Besanko
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)