Form 10-Q
period 2006-07-01
YANKEE CANDLE CO INC
filed 2006-08-02
CIK 1084242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: July 1, 2006
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
Yes ☐ No ☑
The registrant had 39,755,717 shares of Common Stock, par value $0.01, outstanding as of August 1, 2006.

THE YANKEE CANDLE COMPANY, INC.
FORM 10-Q — Quarter Ended July 1, 2006
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

PART I — Financial Information
Item 1. Financial Statements.
THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,604	$12,655
Accounts receivable, net	32,447	42,546
Inventory	71,504	55,528
Prepaid expenses and other current assets	11,891	9,060
Deferred tax assets	5,462	6,734

TOTAL CURRENT ASSETS	130,908	126,523

PROPERTY, PLANT AND EQUIPMENT-NET	134,009	139,089
MARKETABLE SECURITIES	2,274	2,223
DEFERRED TAX ASSETS	71,807	73,975
GOODWILL	7,368	6,035
INTANGIBLE ASSETS	6,287	6,849
OTHER ASSETS	456	440

TOTAL ASSETS	$353,109	$355,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,488	$21,068
Accrued payroll	10,329	14,319
Accrued income taxes	—	20,828
Accrued purchases of property and equipment	632	5,944
Accrued repurchases of common stock	—	5,463
Other accrued liabilities	14,066	22,919
Short-term debt	10,000	—

TOTAL CURRENT LIABILITIES	46,515	90,541

DEFERRED COMPENSATION OBLIGATION	2,364	2,418
LONG-TERM DEBT	241,000	178,000
DEFERRED RENT	16,186	16,031
STOCKHOLDERS’ EQUITY	47,044	68,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,109	$355,134

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks		For the Twenty-Six Weeks
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Sales	$116,251	$108,548	$250,164	$227,803
Cost of sales	53,115	46,694	115,051	101,118

Gross profit	63,136	61,854	135,113	126,685
Selling expenses	36,582	32,122	73,848	64,615
General and administrative expenses	15,056	13,742	30,520	27,274

Income from operations	11,498	15,990	30,745	34,796
Interest income	(6)	(6)	(13)	(12)
Interest expense	3,740	1,526	6,529	2,462
Other (income) expense	(148)	479	(294)	697

Income before provision for income taxes	7,912	13,991	24,523	31,649
Provision for income taxes	3,086	5,457	7,226	12,343

Net income	$4,826	$8,534	$17,297	$19,306

Basic earnings per share	$0.12	$0.19	$0.42	$0.42

Diluted earnings per share	$0.12	$0.19	$0.42	$0.42

Weighted average shares:
Basic	40,412	45,048	40,714	45,963

Diluted	40,791	45,594	41,066	46,453

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Twenty-Six Weeks Ended
	July 1,	July 2,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$17,297	$19,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,980	12,095
Unrealized loss on marketable securities	5	6
Stock-based compensation expense	2,762	1,707
Deferred taxes	3,440	4,504
Loss on disposal of fixed assets	117	62

Changes in assets and liabilities:
Accounts receivable, net	10,487	(4,671)
Inventory	(15,422)	(10,872)
Prepaid expenses and other assets	(2,815)	(3,367)
Investments in marketable securities	(437)	(419)
Accounts payable	(9,633)	(1,058)
Accrued income taxes	(20,114)	(25,609)
Accrued expenses and other liabilities	(18,093)	(10,415)

NET CASH USED IN OPERATING ACTIVITIES	(19,426)	(18,731)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(12,434)	(10,045)
Proceeds from sale of property and equipment	7	14
Payment of contingent consideration on GBI acquisition	(1,333)	—
Purchase of intangible assets	—	(604)

NET CASH USED IN INVESTING ACTIVITIES	(13,760)	(10,635)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements	73,000	107,000
Deferred financing costs	(246)	(343)
Payments for redemption of common stock	(41,977)	(100,000)
Excess tax benefit from exercise of stock options	914	—
Dividends paid	(5,093)	(5,757)
Net proceeds from issuance of common stock	3,406	2,231

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,004	3,131

EFFECT OF EXCHANGE RATE CHANGES ON CASH	131	(75)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,051)	(26,310)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,655	36,424

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,604	$10,114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,794	$1,706

Income taxes	$26,300	$35,321

Net decrease in accrued purchases of property and equipment	$5,312	$—

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of The Yankee Candle Company, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial information included herein is unaudited; however, in the opinion of management such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.
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
2. STOCK BASED COMPENSATION
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
Stock-based compensation charges amounted to $1,580 and $962 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, and $2,762 and $1,707 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. Stock-based compensation cost recognized in the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005 includes: (a) compensation cost for all share-based payments granted on or before December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
Awards under the Company’s option plans vest, in general, over a four year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the thirteen and twenty-six weeks ended July 2, 2005 presented in the Company’s historical Condensed Consolidated Statements of Income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The reported and pro forma net income and earnings per share for the thirteen and twenty-six weeks ended July 1, 2006 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS 123(R). These amounts for the thirteen and twenty-six weeks ended July 1, 2006 are included in the table below only to provide the detail for a comparative presentation to the thirteen and twenty-six weeks ended July 2, 2005.

	For the Thirteen Weeks		For the Twenty-Six Weeks
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net income, as reported	$4,826	$8,534	$17,297	$19,306
Add: Stock-based compensation expense included in reported net income, net of related tax effects	964	586	1,685	1,041
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(964)	(715)	(1,685)	(1,299)

Pro forma net income	$4,826	$8,405	$17,297	$19,048

Earnings per share:
Basic-as reported	$0.12	$0.19	$0.42	$0.42
Basic-pro forma	$0.12	$0.19	$0.42	$0.41
Weighted average basic shares outstanding	40,412	45,048	40,714	45,963

Diluted-as reported	$0.12	$0.19	$0.42	$0.42
Diluted-pro forma	$0.12	$0.18	$0.42	$0.41
Weighted average diluted shares outstanding	40,791	45,594	41,066	46,453
As of July 1, 2006, unrecognized stock-based compensation expense related to the unvested portion of the Company’s awards was approximately $11,945 and is expected to be recognized over a weighted-average period of approximately 2.0 years.
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
The following weighted average assumptions were used to compute the pro forma stock-based compensation expense and the stock option expense that was recorded in the Condensed Consolidated Statements of Income for the twenty-six weeks ended July 1, 2006 and July 2, 2005:

	2006	2005
Volatility	33.0%	34.1%
Dividend yield	0.2%	0.0%
Risk free interest rate	3.5%	3.2%
Expected lives	4.1 years	4.0 years

Changes in the Company’s stock options for the thirteen weeks ended April 1, 2006 and July 1, 2006 were as follows:

		Weighted Average Exercise
		Price
	Options	Per Share
Outstanding at December 31, 2005	2,054,080	$22.35
Granted	329,350	27.99
Exercised	(110,675)	15.07
Forfeited	(78,450)	28.18

Outstanding at April 1, 2006	2,194,305	$23.36

Granted	33,000	26.70
Exercised	(101,690)	17.09
Forfeited	—	—

Outstanding at July 1, 2006	2,125,615	$23.71

Exercisable at July 1, 2006	991,614	$18.88

Changes in the Company’s unvested stock options for the thirteen weeks ended April 1, 2006 and July 1, 2006 were as follows:

		Weighted Average Grant Date
	Options	Fair Value
Unvested at December 31, 2005	992,588	$7.97

Granted	329,350	8.16
Vested	(31,562)	7.84
Forfeited	(70,500)	7.70

Unvested at April 1, 2006	1,219,876	$8.04

Granted	33,000	7.87
Vested	(118,875)	8.09
Forfeited	—	—

Unvested at July 1, 2006	1,134,001	$8.03

The weighted average remaining contractual term was 5.7 years for stock options outstanding and exercisable as of July 1, 2006. The total intrinsic value was $6,639 for stock options exercisable as of July 1, 2006 and $7,294 for stock options outstanding as of July 1, 2006. The total intrinsic value for stock options exercised during the thirteen and twenty-six weeks ended July 1, 2006 was $1,267 and $2,763, respectively.
The amount of cash received from the exercise of stock options was $1,738 and the related tax benefit was $441 for the thirteen weeks ended July 1, 2006. For the twenty-six weeks ended July 1, 2006, the amount of cash received from the exercise of stock options was $3,406 and the related tax benefit was $1,628.

The following table summarizes information about the Company’s stock options outstanding at July 1, 2006:

Range of Exercise			Average Remaining
Prices	Options Outstanding	Options Exercisable	Life (Years)
$4.25	14,183	14,183	2.1
11.88-16.20	357,500	352,500	4.9
16.80-18.00	128,407	125,282	3.8
21.13-29.75	1,251,075	459,337	8.0
30.10-32.81	374,450	40,312	8.9

$4.25-$32.81	2,125,615	991,614	7.3

Restricted Stock and Performance Shares
The 1999 and 2005 Plans also provide for grants of restricted stock and performance shares. The Company generally grants restricted stock with a 3-year vesting period. Restricted stock vests at the end of each of the three years in accordance with the terms outlined in the restricted stock agreement between the Company and the recipient. The fair value of restricted stock is the excess of the market price of Common Stock at the date of grant over the amount paid, which is zero.
Performance share awards entitle recipients to receive shares of the Company’s common stock without payment of any purchase price, with the number of shares actually received, if any, contingent upon the Company satisfying specified financial performance metrics (such as earnings per share) over the time period specified in the award, all as pre-approved by the Compensation Committee of the Company’s Board of Directors. The performance share grants were initially valued on the grant date by multiplying the number of performance shares covered by the awards by the Yankee Candle closing stock price on the grant date. The cost is recognized within the condensed consolidated statements of income (with an offset to Additional Paid-In Capital) on a straight line basis over the period specified in the award (generally three years for each grant) based upon the number of shares which are considered probable of vesting.
Included in the Company’s stock-based compensation expense is a portion of the cost related to restricted stock awarded in 2006 and performance shares awarded in fiscal years 2004, 2005 and 2006.
Changes in the Company’s restricted stock and performance shares for the thirteen weeks ended April 1, 2006 and July 1, 2006 were as follows:

			Weighted Average
	Restricted	Performance	Grant Date
	Shares	Shares	Fair Value
Unvested shares at December 31, 2005	—	188,700	$31.31
Granted	84,000	38,000	28.01
Vested	—	—	—
Forfeited	—	(6,300)	33.03

Unvested shares at April 1, 2006	84,000	220,400	$29.95

Granted	—	2,000	26.36
Vested	—	—	—
Forfeited	(1,000)	(4,475)	30.71

Unvested shares at July 1, 2006	83,000	217,925	$29.91

3. INVENTORIES
The components of inventory were as follows:

	July 1,	December 31,
	2006	2005
	(in thousands)
Finished goods	$67,689	$52,164
Work-in-process	157	1
Raw materials and packaging	6,280	5,918

	74,126	58,083
Less LIFO adjustment	(2,622)	(2,555)

	$71,504	$55,528

4. GOODWILL AND INTANGIBLE ASSETS
During the thirteen weeks ended July 1, 2006, the Company recorded an additional purchase price payment of $1,333 related to the acquisition of our GBI fundraising division. This purchase price payment resulted in additional goodwill and was earned as a result of the GBI fundraising division achieving certain revenue growth targets. The purchase and sale agreement has provisions for an additional payment in 2007 contingent on achievement of certain revenue targets.
The following sets forth the intangible assets, excluding goodwill, by major category:

		July 1, 2006			December 31, 2005
	Average	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
	(in thousands)
Indefinite life:
Tradename	N/A	$2,520	$—	$2,520	$2,520	$—	$2,520
Finite life:
Deferred financing costs	5	1,233	(491)	742	987	(393)	594
Customer list	4	3,880	(1,767)	2,113	3,880	(1,283)	2,597
Non-competes	3—4	1,123	(508)	615	1,123	(361)	762
Trademarks	15	231	(186)	45	231	(178)	53
Formulas	3	431	(179)	252	431	(108)	323

		6,898	(3,131)	3,767	6,652	(2,323)	4,329

Total intangible assets		$9,418	$(3,131)	$6,287	$9,172	$(2,323)	$6,849

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
On April 25, 2006, the Company entered into a new $100,000 364-day senior unsecured revolving credit facility with Citizens Bank of Massachusetts (more fully discussed below). As a result of this transaction, approximately $111 of deferred financing costs were recorded during the thirteen weeks ended July 1, 2006. The deferred financing costs are being amortized over the life of the Credit Facility which expires on April 25, 2007.
Total amortization expense from finite-lived intangible assets was $417 and $358 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. Total amortization expense from finite-lived intangible assets was $807 and $685 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively.

Aggregate amortization expense related to intangible assets at July 1, 2006 in the remainder of fiscal 2006 and in each of the next four fiscal years is expected to be as follows:

(in thousands)
2006	$858
2007	1,622
2008	867
2009	358
2010	62

Total	$3,767

5. DEBT
On March 28, 2006, the Company entered into a Second Amendment to Revolving Credit Agreement (“Existing Credit Facility”) which amended certain terms of the Revolving Credit Agreement dated as of May 19, 2004 and amended on May 18, 2005 among the Company, Citizens Bank of Massachusetts (“Citizens Bank”) and the other lending institutions named therein. The Company’s Existing Credit Facility has a single $250,000 line which expires on May 18, 2010. The Existing Credit Facility is being used by the Company for, among other things, working capital, letters of credit, repurchase of the Company’s common stock and other general corporate purposes. The primary changes affected by the Second Amendment are:
•	A required consolidated total debt to consolidated EBITDA ratio of no more than 3.00 to 1.00. The original Credit Facility required a consolidated total debt to consolidated EBITDA ratio of no more than 2.25 to 1.00.

•	A fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 2.00 to 1.00. The original Credit Facility required a fixed charge coverage ratio of no less than 2.25 to 1.00.

•	Amounts outstanding under the Amended Credit Facility bear interest at a rate equal to, at the Company’s option, Citizens Bank prime rate or a Eurodollar rate that ranges from 0.50% to 1.125% above LIBOR. Under the original Credit Facility, the Eurodollar rate ranged from 0.50% to 0.85% above LIBOR.

•	The Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount which ranges from 0.125% to 0.25%. Under the original Credit Facility, the commitment fee ranged from 0.125% to 0.20%.
On April 25, 2006, the Company entered into a new $100,000 364-day senior unsecured revolving credit facility (the “New Credit Facility”) with Citizens Bank of Massachusetts (“Citizens”). The New Credit Facility may be used by the Company for, among other things, working capital, repurchase of the Company’s common stock, and other general corporate purposes. Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company’s option, the Prime Rate or LIBOR Rate. LIBOR Rate borrowings under the Credit Facility include a margin rate ranging from 0.50% to 1.125%. These rates vary depending on the Company’s outstanding borrowings. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount ranging from 0.125% to 0.250%. The Company is also required to pay a utilization fee of 0.125% once outstanding borrowings exceed $50 million.
The New Credit Facility supplements the Company’s existing $250,000 Revolving Credit Agreement discussed above.
Both the New Credit Facility and the Existing Credit Facility require that the Company comply with several financial and other covenants, including requirements that the Company maintain at the end of each fiscal quarter the following financial ratios as set forth in the New Credit Facility and the Existing Credit Facility:
•	a consolidated total debt to consolidated EBITDA ratio of no more than 3.00 to 1.00, measured quarterly (at July 1, 2006 this ratio was 1.58 to 1.00); and

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 2.00 to 1.00, measured quarterly (for the thirteen weeks ended July 1, 2006 this ratio was 2.34 to 1.00).
The New Credit Facility and the Existing Credit Facility define EBITDA as the Company’s consolidated net income, plus the amount of net interest expense, depreciation and amortization, income taxes, and certain non-cash compensation expenses.

As of July 1, 2006, $10,000 was outstanding under the New Credit Facility, $241,000 was outstanding under the Existing Credit Facility and $1,760 was outstanding for letters of credit, leaving $97,240 in availability. As of July 1, 2006, the Company was in compliance with all covenants under the New Credit Facility and the Existing Credit Facility.
6. RESTRUCTURING RESERVE
During the fourth quarter of fiscal 2005, the Company initiated a restructuring plan designed to close 17 underperforming stores and re-invest in talent and other strategic growth initiatives. In connection with this restructuring plan, a charge of $5,546 was recorded in the fourth quarter of fiscal 2005. Included in the restructuring charge was $2,404 related to lease termination costs, $2,559 related to non-cash fixed assets write-offs and other costs, and $583 in employee related costs. All of the 17 underperforming stores have been closed and the Company anticipates no further charges related to this restructuring.
In accounting for the restructuring charges, the Company complied with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.
The following is a summary of restructuring charge activity for the thirteen weeks ended April 1, 2006 and July 1, 2006:

		Costs Paid During		Costs Paid During
	Accrued as of	the Thirteen Weeks	Accrued as of	the Thirteen Weeks	Accrued as of
	December 31, 2005	Ended April 1, 2006	April 1, 2006	Ended July 1, 2006	July 1, 2006
	(in thousands)
Occupancy	$1,150	$809	$341	$64	$277
Other expenses	84	26	58	30	28
Employee related	473	133	340	125	215

Total	$1,707	$968	$739	$219	$520

7. INCOME TAXES
The Company’s effective tax rate for the thirteen and twenty-six weeks ended July 1, 2006 was 39.0% and 29.5%, respectively. For the comparable periods in 2005, the Company’s effective tax rate was 39.0%. The decrease in the Company’s effective tax rate for the twenty-six weeks ended July 1, 2006 was related to a one-time benefit of $2,338, or approximately $0.05 of diluted earnings per share, associated with the closure of an IRS audit for prior years. The benefit was primarily due to favorable transfer pricing adjustments associated with sales to the Company’s international subsidiary and was recognized during the first fiscal quarter of 2006.
The Company has provided in 2006 a valuation allowance against the net deferred tax assets of its international operations.
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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands)
Basic	40,412	45,048	40,714	45,963
Add:
Shares issuable pursuant to stock awards	379	546	352	490

Diluted	40,791	45,594	41,066	46,453

For the thirteen and twenty-six weeks ended July 1, 2006, approximately 725 and 745 shares, respectively, issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the thirteen and twenty-six weeks ended July 2, 2005, approximately 107 and 67 shares, respectively, issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
9. STOCK REPURCHASE PROGRAM
On July 27, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program for the repurchase of up to $150,000 of Yankee Candle common stock. Pursuant to this authorization, the Company purchased a total of 1,436,700 shares of common stock for an aggregate purchase price of approximately $41,977 during the thirteen and twenty-six weeks ended July 1, 2006. During the thirteen and twenty-six weeks ended July 2, 2005 the Company repurchased a total of 1,972,111 and 3,258,586 shares of common stock for an aggregate purchase price of $60,087 and $99,998, respectively, pursuant to a previous authorization from its Board of Directors. At July 1, 2006, the Company had $23,017 in authorized funds available to be used for the repurchase of the Company’s common stock, pursuant to the above July 27, 2005 authorization.
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
The CEO evaluates both its retail and wholesale operations based on an “operating earnings” measure. Such measure gives recognition to specifically identifiable operating costs such as cost of sales and selling expenses. Administrative charges are generally not allocated to specific operating segments and are accordingly reflected in the unallocated/corporate/other category. Other components of the Condensed Consolidated Statements of Income, which are classified below operating income, are also not allocated by segments. The Company does not account for or report assets or depreciation and amortization by segment to the CEO.

     The following are the relevant data for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005:

	(in thousands)
				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen Weeks Ended July 1, 2006	Retail	Wholesale	Other	Income
Sales	$59,068	$57,183	$—	$116,251
Gross Profit	38,879	24,257	—	63,136
Selling Expenses	31,234	5,348	—	36,582
Operating Margin	7,645	18,909	(15,056)	11,498
Other expense	—	—	(3,586)	(3,586)
Income before provision for income taxes	—	—	—	7,912

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen Weeks Ended July 2, 2005	Retail	Wholesale	Other	Income
Sales	$49,889	$58,659	$—	$108,548
Gross Profit	34,191	27,663	—	61,854
Selling Expenses	27,891	4,231	—	32,122
Operating Margin	6,300	23,432	(13,742)	15,990
Other expense	—	—	(1,999)	(1,999)
Income before provision for income taxes	—	—	—	13,991

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Twenty-Six Weeks Ended July 1, 2006	Retail	Wholesale	Other	Income
Sales	$120,704	$129,460	$—	$250,164
Gross Profit	77,637	57,476	—	135,113
Selling Expenses	63,210	10,638	—	73,848
Operating Margin	14,427	46,838	(30,520)	30,745
Other expense	—	—	(6,222)	(6,222)
Income before provision for income taxes	—	—	—	24,523

				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Twenty-Six Weeks Ended July 2, 2005	Retail	Wholesale	Other	Income
Sales	$101,709	$126,094	$—	$227,803
Gross Profit	65,632	61,053	—	126,685
Selling Expenses	56,231	8,384	—	64,615
Operating Margin	9,401	52,669	(27,274)	34,796
Other expense	—	—	(3,147)	(3,147)
Income before provision for income taxes	—	—	—	31,649
Revenues from the Company’s International operations were approximately $5,939 and $4,452 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. For the twenty-six weeks ended July 1, 2006 and July 2, 2005, revenues from the Company’s International operations were approximately $11,692 and $9,376, respectively. Long lived assets of the Company’s International operations were approximately $863 and $925 as of July 1, 2006 and July 2, 2005, respectively.
11. SUBSEQUENT EVENT
On July 26, 2006, the Company announced that it has entered into a definitive agreement with Candle Acquisition Co., d/b/a Illuminations to acquire the Illuminations® brand, together with related assets including 15 Illuminations retail stores located in California, Arizona and Washington and the Illuminations Consumer Direct business. Total consideration to be paid by the Company in the acquisition is approximately $22 million in cash, subject to adjustment in accordance with the terms of the agreement. The transaction is currently expected to close by August 1, 2006, subject to the satisfaction of customary closing conditions.

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
Included within General and Administrative Expenses are costs associated with corporate overhead departments, including senior management, accounting, information systems, legal, management incentive programs including stock based compensation and bonus and costs that are not readily allocable to either the retail or wholesale segments.
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
Stock-based compensation charges amounted to $1.6 million and $1.0 million for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, and $2.8 million and $1.7 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively.
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
RESULTS OF OPERATIONS
Overview
We are the leading designer, manufacturer and branded marketer of premium scented candles, based on sales, in the giftware industry. We have a 36-year history of offering our distinctive products and marketing them as affordable luxuries and consumable gifts. Our candle products are available in a variety of fragrances and include a wide variety of jar candles, Samplers ® votive candles, Tarts ® wax potpourri, pillars and other candle products, the vast majority of which are marketed under the Yankee Candle® brand. We also sell a wide range of coordinated candle and home décor accessories and have extended our brand into the growing premium home fragrance market segment with products such as our Housewarmer® electric home fragrancers, Yankee Candle® branded potpourri, sachets, room sprays and linen sprays and Yankee Candle Car Jars® air fresheners. We have a vertically integrated business model that enables us to manufacture and distribute high quality products, provide excellent customer service and achieve cost efficiencies.
Our multi-channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America and through our growing retail store base located primarily in malls. As of July 1, 2006, we had 385 Company-owned and operated stores and approximately 19,590 wholesale locations, including our European operations. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts and a 42,000 square foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our catalogs and our Internet web site at www.yankeecandle.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network through our distribution center located in Bristol, England.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
EXECUTIVE SUMMARY
•	For the thirteen weeks ended July 1, 2006, we reported net earnings of $4.8 million and diluted earnings per share of $0.12 compared to net earnings of $8.5 million and diluted earnings per share of $0.19 for the thirteen weeks ended July 2, 2005. Net sales increased 7.1% to $116.3 million for the thirteen weeks ended July 1, 2006 from $108.5 million for the thirteen weeks ended July 2, 2005.

•	For the twenty-six weeks ended July 1, 2006, we reported net earnings of $17.3 million and diluted earnings per share of $0.42 compared to net earnings of $19.3 million and diluted earnings per share of $0.42 for the twenty-six weeks ended July 2, 2005. Net sales increased 9.8% to $250.2 million for the twenty-six weeks ended July 1, 2006 from $227.8 million for the twenty-six weeks ended July 2, 2005.

•	During the thirteen weeks ended July 2, 2005, we recognized $0.9 million of revenue related to gift card breakage. The gift card breakage amount recognized was based upon historical redemption patterns and represents the remaining balance of gift cards for which we believe the likelihood of redemption by the customer is remote. The thirteen weeks ended July 2, 2005 was the first period in which we recognized gift card breakage and therefore the amount recognized includes the breakage revenue related to gift cards sold since the inception of our gift card program. This revenue is recorded as retail store revenue in the Condensed Consolidated Statements of Income. While we will continue to recognize gift card breakage revenue each quarter, the amounts are expected to be significantly less than the amount recognized in the second quarter of fiscal 2005.

•	We opened five new retail stores and closed one underperforming store during the thirteen weeks ended July 1, 2006. We opened nine new retail stores and closed 14 underperforming stores during the twenty-six weeks ended July 1, 2006, 12 of which were closed pursuant to the restructuring plan announced in fiscal 2005, bringing our total retail store count to 385. We added 1,006 net new wholesale doors during the twenty-six weeks ended July 1, 2006, bringing our total wholesale count to approximately 19,590 including our European operations.

•	We ended the second quarter with $251.0 million of outstanding borrowings under our Credit Facilities as compared to $182.0 million at July 2, 2005. The increase was primarily due to using the Credit Facilities to fund share repurchases, capital expenditures and our seasonal borrowing requirements. Additional borrowing availability totaled $97.2 million at July 1, 2006.
Thirteen and Twenty-six weeks ended July 1, 2006 versus July 2, 2005
SALES
Sales increased 7.1% to $116.3 million for the thirteen weeks ended July 1, 2006 from $108.5 million for the thirteen weeks ended July 2, 2005; and increased 9.8% to $250.2 million for the twenty-six weeks ended July 1, 2006 from $227.8 million for the twenty-six weeks ended July 2, 2005.
Retail Sales
Retail sales increased 18.4% to $59.1 million for the thirteen weeks ended July 1, 2006 from $49.9 million for the thirteen weeks ended July 2, 2005; and increased 18.7% to $120.7 million for the twenty-six weeks ended July 1, 2006 from $101.7 million for the twenty-six weeks ended July 2, 2005. The increase in retail sales for the thirteen weeks ended July 1, 2006 compared to the prior year, was due primarily to increased sales attributable to the 39 stores opened in 2005 that have not entered the comparable store base (which in 2005 were open for less than a full year) of approximately $4.5 million, increased comparable store sales of $3.6 million, an increase in our catalog and Internet sales of $1.3 million and sales attributable to new stores opened in 2006 of $0.6 million, offset in part by a decrease in gift card breakage income of $0.8 million. The increase in retail sales for the twenty-six weeks ended July 1, 2006 compared to the prior year, was due primarily to increased sales attributable to the 39 stores opened in 2005 that have not entered the comparable store base (which in 2005 were open for less than a full year) of approximately $10.0 million, increased comparable store sales of $5.2 million, an increase in our catalog and Internet sales of $3.7 million and sales attributable to new stores opened in 2006 of $0.8 million, offset in part by the decrease in gift card breakage income of $0.7 million.

Comparable store and catalog and Internet sales for the thirteen and twenty-six weeks ended July 1, 2006 increased 10.4% and 9.2%, respectively, compared to the thirteen and twenty-six weeks ended July 2, 2005. Retail comparable store sales for the thirteen and twenty-six weeks ended July 1, 2006 increased 8.4% and 5.9%, respectively, compared to the thirteen and twenty-six weeks ended July 2, 2005. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 337 stores included in the comparable store base as of July 1, 2006, and 38 of these stores were included for less than a full year. There were 385 retail stores open as of July 1, 2006 compared to 359 retail stores open as of July 2, 2005 and 390 retail stores open as of December 31, 2005. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.
Wholesale Sales
Wholesale sales, including European operations, decreased 2.5% to $57.2 million for the thirteen weeks ended July 1, 2006 from $58.7 million for the thirteen weeks ended July 2, 2005; and increased 2.7% to $129.5 million for the twenty-six weeks ended July 1, 2006 from $126.1 million for the twenty-six weeks ended July 2, 2005. The decrease for the thirteen weeks ended July 1, 2006 was primarily driven by a decrease in sales from wholesale locations in operation prior to July 2, 2005 of $9.7 million, offset in part by an increased sales to wholesale locations opened during the last 12 months of approximately $5.4 million, increased sales in our European operations of approximately $1.5 million, an increase in sales at our Aroma Naturals division (acquired in November of 2005) of $0.7 million and increased sales at our GBI fundraising division of $0.6 million.
The increase for the twenty-six weeks ended July 1, 2006 was primarily achieved by an increase in sales from wholesale locations opened during the last 12 months of approximately $9.7 million, increased sales in our European operations of approximately $2.2 million, an increase in sales at our Aroma Naturals division of $1.5 million and increased sales at our GBI fundraising division of $1.0 million, offset in part by $11.1 million decrease in sales from wholesale locations opened prior to July 2, 2005.
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
Gross profit increased 2.1% to $63.1 million for the thirteen weeks ended July 1, 2006 from $61.9 million for the thirteen weeks ended July 2, 2005; and increased 6.7% to $135.1 million for the twenty-six weeks ended July 1, 2006 from $126.7 million for the twenty-six weeks ended July 2, 2005 As a percentage of sales, gross profit decreased to 54.3% for the thirteen weeks ended July 1, 2006 from 57.0% for the thirteen weeks ended July 2, 2005; and decreased to 54.0% for the twenty-six weeks ended July 1, 2006 from 55.6% for the twenty-six weeks July 2, 2005.
Retail Gross Profit
Retail gross profit dollars increased 13.7% to $38.9 million for the thirteen weeks ended July 1, 2006 from $34.2 million for the thirteen weeks ended July 2, 2005. Retail sales increased $9.2 million for the thirteen weeks ended July 1, 2006, which contributed approximately $4.7 million in gross profit dollars. As a percentage of sales, retail gross profit decreased to 65.8% for the thirteen weeks ended July 1, 2006 from 68.5% for the thirteen weeks ended July 2, 2005. The decrease in retail gross profit rate was primarily the result of increased promotional activity of 3.8%, increased costs in our manufacturing and distribution operations (“supply chain operations”) of 0.2% primarily due to increased wax and freight costs, and a decrease in the merchandise rate and mix of 0.1%, offset in part by the price increase initiated on selected products during the fourth quarter of fiscal 2005 of approximately 1.4%.
Retail gross profit dollars increased 18.3% to $77.6 million for the twenty-six weeks ended July 1, 2006 from $65.6 million for the twenty-six weeks ended July 2, 2005. Retail sales increased $19.0 million for the twenty-six weeks ended July 1, 2006, which contributed approximately $12.0 million in gross profit dollars. As a percentage of sales, retail gross profit decreased to 64.3% for the twenty-six weeks ended July 1, 2006 from 64.5% for the twenty-six weeks ended July 2, 2005. The decrease in retail gross profit rate was primarily the result of increased promotional activity of 1.9%, and increased costs in our supply chain operations of 1.1% primarily due to increased wax and freight costs, offset in part by an increase in the merchandise rate and mix of 1.1% and the price increase initiated on selected products during the fourth quarter of fiscal 2005 of approximately 1.7%.

Wholesale Gross Profit
Wholesale gross profit dollars decreased 12.3% to $24.3 million for the thirteen weeks ended July 1, 2006 from $27.7 million for the thirteen weeks ended July 2, 2005. As a percentage of sales, wholesale gross profit decreased to 42.4% for the thirteen weeks ended July 1, 2006 from 47.2% for the thirteen weeks ended July 2, 2005. The decrease in wholesale gross profit dollars and rate was primarily the result of increased promotional activity of approximately $3.1 million or 3.9%, an adverse change in our wholesale merchandise rate and mix of approximately $1.6 million or 2.0% driven by softer sales to the core gift channel and certain national accounts along with tighter inventory management at some national accounts, and increased costs in our supply chain operations of approximately $1.1 million or 1.4% which was primarily due to increased wax and freight costs, offset in part by a $2.4 million or 2.5% increase attributable to the price increase initiated on selected products during the fourth quarter of fiscal 2005.
Wholesale gross profit dollars decreased 5.9% to $57.5 million for the twenty-six weeks ended July 1, 2006 from $61.1 million for the twenty-six weeks ended July 2, 2005. As a percentage of sales, wholesale gross profit decreased to 44.4% for the twenty-six weeks ended July 1, 2006 from 48.4% for the twenty-six weeks ended July 2, 2005. The decrease in wholesale gross profit dollars and rate was primarily the result of increased promotional activity of approximately $5.2 million or 3.7%, increased costs in our supply chain operations of approximately $2.2 million or 1.6% which was primarily due to increased wax and freight costs, and an adverse change in our wholesale merchandise rate and mix of approximately $1.7 million or 1.2% driven by softer sales to the core gift channel and certain national accounts along with tighter inventory management at some national accounts, offset in part by a $5.5 million or 2.5% increase attributable to the price increase initiated on selected products during the fourth quarter of fiscal 2005.
SELLING EXPENSES
Selling expenses increased 13.9% to $36.6 million for the thirteen weeks ended July 1, 2006 from $32.1 million for the thirteen weeks ended July 2, 2005; and increased 14.3% to $73.8 million for the twenty-six weeks ended July 1, 2006 from $64.6 million for the twenty-six weeks ended July 2, 2005. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses increased to 31.5% for the thirteen weeks ended July 1, 2006 from 29.6% for the thirteen weeks ended July 2, 2005; and increased to 29.5% for the twenty-six weeks ended July 1, 2006 from 28.4% for the twenty-six weeks ended July 2, 2005.
Retail Selling Expenses
Retail selling expenses increased 12.0% to $31.2 million for the thirteen weeks ended July 1, 2006 from $27.9 million for the thirteen weeks ended July 2, 2005. As a percentage of retail sales, retail selling expenses decreased to 52.9% from 55.9% for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. The increase in retail selling expenses in dollars was primarily related to the nine new retail stores opened in 2006 and the 53 new retail stores opened in 2005. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 4.8% as a result of increased comparable retail sales which includes the price benefit initiated on selected products during the fourth quarter of fiscal 2005, and the price benefit in non-comp stores, offset in part by increased marketing expense of 1.3% and the increase in selling expenses related to our two most recent store classes of 0.5%. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.
Retail selling expenses increased 12.4% to $63.2 million for the twenty-six weeks ended July 1, 2006 from $56.2 million for the twenty-six weeks ended July 2, 2005. As a percentage of retail sales, retail selling expenses decreased to 52.4% from 55.3% for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. The increase in retail selling expenses in dollars was primarily related to the nine new retail stores opened in 2006 and the 53 new retail stores opened in 2005. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 4.2% as a result of increased comparable retail sales which includes the price benefit initiated on selected products during the fourth quarter of fiscal 2005, and the price benefit in non-comp stores, offset in part by increased marketing expense of 0.3% and the increase in selling expenses related to our two most recent store classes of 1.0%. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.
Wholesale Selling Expenses
Wholesale selling expenses increased 26.4% to $5.3 million for the thirteen weeks ended July 1, 2006 from $4.2 million for the thirteen weeks ended July 2, 2005. As a percentage of wholesale sales, wholesale selling expenses were

9.4% and 7.2% for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. The increase in wholesale selling expenses in dollars was primarily the result of $0.5 million of increased costs associated with Aroma Naturals, Inc., $0.4 million primarily due to increased marketing costs in our domestic wholesale operations, and $0.2 million of increased selling expenses related to our European operations. The increase in wholesale selling expense as a percentage of wholesale sales was primarily attributable to the deleveraging of wholesale selling expenses as a result of the decrease in sales and to a lesser extent increased costs associated with our Aroma Naturals business which has a higher selling expense structure than our core wholesale business.
Wholesale selling expenses increased 26.9% to $10.6 million for the twenty-six weeks ended July 1, 2006 from $8.4 million for the twenty-six weeks ended July 2, 2005. As a percentage of wholesale sales, wholesale selling expenses were 8.2% and 6.6% for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. The increase in wholesale selling expenses in dollars was primarily the result of $1.0 million of increased costs associated with Aroma Naturals, Inc. (acquired in November 2005), $0.7 million primarily due to increased marketing costs in our domestic wholesale operations, and $0.5 million of increased selling expenses related to our European operations. The increase in wholesale selling expense as a percentage of wholesale sales was primarily attributable to the deleveraging of wholesale selling expenses as a result of the sales decrease in our domestic wholesale business and to a lesser extent increased costs associated with our Aroma Naturals business which has a higher selling expense structure than our core wholesale business.
SEGMENT PROFITABILITY
Segment profitability is sales less cost of goods sold and selling expenses.
Retail Operations
Segment profitability for our retail operations was $7.6 million or 13.0% of retail sales for the thirteen weeks ended July 1, 2006 compared to $6.3 million or 12.6% of retail sales for the thirteen weeks ended July 2, 2005. Segment profitability for our retail operations was $14.4 million or 12.0% of retail sales for the twenty-six weeks ended July 1, 2006 compared to $9.4 million or 9.2% of retail sales for the twenty-six weeks ended July 2, 2005. The increase in retail segment profitability in dollars and rate for the thirteen weeks ended July 1, 2006 compared to the thirteen weeks ended July 2, 2005 was primarily due to the price increase initiated on selected products during the fourth quarter of fiscal 2005 of $2.3 million or 3.6%. The increase in retail segment profitability in dollars and rate for the twenty-six weeks ended July 1, 2006 compared to the twenty-six weeks ended July 2, 2005 was primarily due to the price increase initiated on selected products during the fourth quarter of fiscal 2005 of $5.5 million or 4.2%.
Wholesale Operations
Segment profitability for our wholesale operations, including Europe, was $18.9 million or 33.1% of wholesale sales for the thirteen weeks ended July 1, 2006 compared to $23.4 million or 40.0% of wholesale sales for the thirteen weeks ended July 2, 2005. Segment profitability for our wholesale operations, including Europe, was $46.8 million or 36.2% of wholesale sales for the twenty-six weeks ended July 1, 2006 compared to $52.7 million or 41.8% of wholesale sales for the twenty-six weeks ended July 2, 2005.
The decrease in wholesale segment profitability in dollars and rate for the thirteen weeks ended July 1, 2006 was primarily attributable to a decrease in sales in our domestic wholesale business which has a higher segment margin than our European operations, our GBI fundraising division and our newly acquired subsidiary Aroma Naturals.
The decrease in wholesale segment profitability in dollars and rate for the twenty-six weeks ended July 1, 2006 was primarily the result of increased promotional activity of $5.2 million or 3.7%, increased costs in our supply chain operations of $2.2 million or 1.6% which was primarily due to increased wax and freight costs, an adverse change in our wholesale merchandise rate and mix of $1.7 million or 1.2% $1.0 million or 0.7% of increased selling expenses associated with Aroma Naturals, Inc., $0.7 million or 0.5% primarily due to increased marketing costs in our domestic wholesale operations, and $0.5 million or 0.4% of increased selling expenses related to our European operations, offset in part by a $5.5 million or 2.5% increase attributable to the price increase initiated on selected products during the fourth quarter of fiscal 2005.
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 9.6% to $15.1 million for the thirteen weeks ended July 1, 2006 from $13.7 million for the thirteen weeks ended July 2, 2005; and increased 11.9% to $30.5 million for the twenty-six weeks ended July 1, 2006 from $27.3 million for the twenty-six weeks ended July 2, 2005. As a percentage of sales, general and administrative expenses increased to 13.0% for the thirteen weeks ended July 1, 2006 from 12.7% for the thirteen weeks ended July 2, 2005; and increased to 12.2% for the twenty-six weeks ended July 1, 2006 from 12.0% for the twenty-six weeks ended July 2,

2005. The increase in general and administrative expense in dollars for the thirteen weeks ended July 1, 2006 compared to the thirteen weeks ended July 2, 2005 was primarily attributable to an increase in stock-based compensation expense of $0.6 million, increased retail consulting costs of $0.4 million, and labor costs associated with new hires made during the latter part of 2005 of $0.4 million. The increase in general and administrative expense as a percentage of sales for the thirteen weeks ended July 1, 2006 was primarily due to the increase in stock compensation expense.
The increase in general and administrative expense in dollars for the twenty-six weeks ended July 1, 2006 compared to the twenty-six weeks ended July 2, 2005 was primarily attributable to an increase in stock-based compensation expense of $1.1 million, increased retail consulting costs of $0.8 million and labor costs associated with new hires made during the latter part of 2005 of $1.1 million. The increase in general and administrative expense as a percentage of sales for the thirteen weeks ended July 1, 2006 was primarily due to the increase in stock compensation expense.
NET OTHER EXPENSE
Net other expense was $3.6 million for the thirteen weeks ended July 1, 2006, compared to $2.0 million for the thirteen weeks ended July 2, 2005; and was $6.2 million for the twenty-six weeks ended July 1, 2006, compared to $3.1 million for the twenty-six weeks ended July 2, 2005. The increase in interest expense for both periods was primarily due to an increase in borrowing rates as a result of an increase in bank lending rates and to a lesser extent to an increase in our average daily debt outstanding primarily due to borrowings associated with prior repurchases of our common stock.
PROVISION FOR INCOME TAXES
In the first quarter ended April 1, 2006, we recognized a one-time benefit of $2.3 million, or approximately $0.05 of diluted earnings per share, associated with the closure of an IRS audit for prior years. The benefit was primarily due to favorable audit adjustments associated with sales to our international subsidiary.
Our effective tax rate for the thirteen and twenty-six weeks ended July 1, 2006 was 39.0% and 29.5%, respectively. Our effective tax rate for the thirteen and twenty-six weeks ended July 2, 2005 was 39.0%. Excluding the benefit associated with the closure of the IRS audit, our effective tax rate in the twenty-six weeks ended July 1, 2006 would have been 39.0%.
We have provided and expect to continue to provide in 2006 a valuation allowance against the deferred tax asset for our international operations.
It is anticipated that our effective tax rate for the full year 2006 will be approximately 37.5% inclusive of the aforementioned tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of July 1, 2006 decreased by $3.1 million compared to December 31, 2005. This decrease was due primarily to cash used in operating activities of $19.4 million, which includes total payments of $26.3 million of corporate income taxes for fiscal 2005 and fiscal 2006, and cash paid for capital expenditures of $12.4 million. Net cash provided by financing activities was $29.8 million for the twenty-six weeks ended July 1, 2006, which includes net borrowings of $73.0 million under our credit facility used to repurchase common stock and fund operations.
On April 25, 2006, we entered into a new $100.0 million 364-day senior unsecured revolving credit facility (the “New Credit Facility”) with Citizens Bank of Massachusetts (“Citizens”) which supplements our Existing Credit Facility. The New Credit Facility may be used for, among other things, working capital, repurchase of our common stock, and other general corporate purposes. Amounts outstanding under the New Credit Facility bear interest at a rate equal to, at our option, the Prime Rate or LIBOR Rate. LIBOR Rate borrowings under the New Credit Facility include a margin rate ranging from 0.50% to 1.125%. These rates vary depending on our outstanding borrowings. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount ranging from 0.125% to 0.250%. We are also required to pay a utilization fee of 0.125% once outstanding borrowings exceed $50 million. The New Credit Facility also requires that we comply with several financial and other covenants, including requirements that we maintain at the end of each fiscal quarter the following financial ratios as set forth in the New Credit Facility:
•	a consolidated total debt to consolidated EBITDA ratio of no more than 3.00 to 1.00, measured quarterly; and

•	a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 2.00 to 1.00, measured quarterly.

At July 1, 2006, we were in compliance with all covenants under our New Credit Facility and Existing Credit Facility. We had $10.0 million outstanding under the New Credit Facility, $241.0 million outstanding under the Existing Credit Facility and $1.8 million outstanding for letters of credit, leaving $97.2 million in availability.
On July 27, 2005 we announced that our Board of Directors had authorized a stock repurchase program for the repurchase of up to $150 million of Yankee Candle common stock. Pursuant to this authorization, we purchased a total of 1,436,700 shares of common stock for an aggregate purchase price of approximately $42.0 million during the thirteen and twenty-six weeks ended July 1, 2006. At July 1, 2006, we had $23.0 million in authorized funds available to be used for the repurchase of our common stock.
On June 1, 2006 we paid the first semi-annual dividend for fiscal 2006, of $0.125 per share of common stock to shareholders of record on May 11, 2006. Under the terms of our New and Existing Credit Facilities, we may not declare or pay dividends on common stock unless our Consolidated Net Worth (as defined in the New and Existing Credit Facilities) is more than one dollar. As of July 1, 2006, our Consolidated Net Worth was approximately $47.0 million. While it is our current intention to pay annual cash dividends in the future, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.
On July 26, 2006, we announced that we entered into a definitive agreement with Candle Acquisition Co., d/b/a Illuminations to acquire the Illuminations® brand, together with related assets including 15 Illuminations retail stores located in California, Arizona and Washington and the Illuminations Consumer Direct business. Total consideration to be paid in the acquisition is approximately $22 million in cash, subject to adjustment in accordance with the terms of the agreement. The transaction is currently expected to close by August 1, 2006, subject to the satisfaction of customary closing conditions.
We expect that the principal sources of funding for our planned store openings and other working capital needs, capital expenditures, debt service obligations, payment of dividends and stock repurchase program will be a combination of our available cash and cash equivalents, funds generated from operations, and borrowings under our credit facility. We believe that our current funds and sources of funds will be sufficient to fund our liquidity needs for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions. In addition, borrowings under our credit facilities are dependent upon our continued compliance with the financial and other covenants contained therein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At July 1, 2006, we had $251.0 million outstanding under our New and Existing Credit Facilities, which bears interest at variable rates. At July 1, 2006, the weighted-average interest rate on outstanding borrowings was 6.46%. These facilities are intended to fund operating needs and stock repurchases if necessary. Because these facilities carry a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on July 1, 2006 borrowing levels, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $2.5 million additional annual pre-tax charge or credit to the statement of income.
The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on July 1, 2006 cash equivalents, a 1.00% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the annual statements of income.
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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We expect that, as we continue to grow, it will become more difficult to maintain our historical growth rate, which could negatively impact our operating margins and results of operations. New stores typically generate lower operating margin contributions than mature stores because fixed costs, as a percentage of sales, are higher and because pre-opening costs are fully expensed in the year of opening. In addition, our retail sales generate lower margins than our wholesale sales. Our wholesale business has historically grown by increasing sales to existing customers and by adding new customers. If we are not able to continue this, our sales growth and profitability could be adversely affected. In addition, as we expand our wholesale business into new channels of trade that we believe to be appropriate, sales in some of these new channels may, for competitive reasons within the channels, generate lower margins than do our existing wholesale sales. Similarly, as we continue to broaden our product offerings in order to meet consumer demand, we may do so in part by adding products that, while still very profitable, have lower product margins than those of our extremely profitable core candle products. We cannot assure you that we will continue to grow at a rate comparable to our historic growth rate or that our historic financial performance will continue as we grow.
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
We source various accessories and other products from East Asia. A sustained interruption of the operations of our suppliers, as a result of the impact of health epidemics, natural disasters or other factors, could have an adverse effect on our ability to receive timely shipments of certain of our products, which might in turn negatively impact our operating results.
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
Wax is a petroleum-based product. Therefore, any shortages in refined oil supplies may impact our wax supply. In 2005, due to the 2005 hurricanes in the Gulf Coast region and the closing and disruption of oil refineries located there, one of our primary wax suppliers placed us on allocation, whereby our wax purchases were allocated at the rate of seventy percent of 2004 purchases. While we took steps to manage this issue and mitigate any impacts, in 2005 the wax allocation had a negative impact on our ability to fulfill customer orders and our costs of production. Through the second quarter of 2006, we remained on allocation, although the amount of our allocation was increased to 100% of our 2005 purchases. Any prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about purchases by us of our common stock during the twenty-six weeks ended July 1, 2006.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid per Share	Programs (2)	Plans or Programs
1/1/06-4/1/06	—	$—	—	$64,989,535
4/2/06-5/6/06	333,200	29.91	333,200	$55,023,523
5/7/06-6/3/06	845,700	29.57	845,700	$30,016,174
6/4/06-7/1/06	257,800	27.15	257,800	$23,016,904
Total	1,436,700	$29.22	1,436,700

(1)	All repurchases by us of our common stock during the twenty-six weeks ended July 1, 2006 were done pursuant to the repurchase programs that we publicly announced on July 27, 2005.

(2)	Our Board of Directors approved the repurchase of up to $150 million of our common stock pursuant to the stock repurchase program announced on July 27, 2005. There is currently no expiration date for this stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, this stock repurchase program will expire when we have reached the $150 million threshold.

Item 3.	Defaults Upon Senior Securities
Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.
At our 2006 Annual Meeting of Stockholders held on June 8, 2006, our stockholders elected Michael G. Archbold, Carol M. Meyrowitz, Michael B. Polk and Vijay Vishwanath to serve as Class I Directors of the Company for a term of three years or until their respective successors are duly elected and qualified. According to the report by the Inspector of Elections, the above-named Directors were elected by the following vote:

Nominee	Votes For	Votes Withheld
Michael G. Archbold	36,542,934	928,189

Nominee	Votes For	Votes Withheld
Carol M. Meyrowitz	36,408,418	1,062,705
Michael B. Polk	37,148,591	322,532
Vijay Vishwanath	37,149,645	321,478
In addition to the above Directors, the following individuals currently serve as members of the Board of Directors: Dale F. Frey, Michael F. Hines, Sandra J. Horbach, Craig W. Rydin, Ronald L. Sargent and Doreen A. Wright.
Stockholders also ratified the selection by the Audit Committee of our Board of Directors of Deloitte & Touche LLP as our independent registered public accounting firm for the current fiscal year by a vote of 35,326,792 in favor, 2,135,034 opposed and 9,297 abstaining.
Item 5.  Other Information
Not Applicable
Item 6.  Exhibits

10.1	Revolving Credit Agreement dated as of April 25, 2006 by and between The Yankee Candle Company, Inc. and Citizens Bank of Massachusetts*

10.2	Subsidiary Guaranty dated as of April 25, 2006 by and between Aroma Naturals, Inc. and Citizens Bank of Massachusetts pertaining to the Revolving Credit Agreement dated as of April 25, 2006*

10.3	Second Amendment to Revolving Credit Agreement dated as of March 28, 2006 by and between The Yankee Candle Company, Inc. and Citizens Bank of Massachusetts*

10.4	Subsidiary Guaranty dated as of April 25, 2006 by and between Aroma Naturals, Inc. and Citizens Bank of Massachusetts pertaining to the Revolving Credit Agreement dated as of May 19, 2004*

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 1, 2006.

31.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 1, 2006.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 1, 2006.

32.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated August 1, 2006.
*	Incorporated by reference from the Company’s Current Report on Form 8-k dated April 26, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.
/s/ Bruce H. Besanko
Date: August 1, 2006	By: Bruce H. Besanko
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)