Form 10-Q
period 2006-09-30
YANKEE CANDLE CO INC
filed 2006-11-09
CIK 1084242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006
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
Yes ☐ No ☑
The registrant had 39,934,337 shares of Common Stock, par value $0.01, outstanding as of November 2, 2006.

THE YANKEE CANDLE COMPANY, INC.
FORM 10-Q – Quarter Ended September 30, 2006
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

PART I – Financial Information
Item 1. Financial Statements.
THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,756	$12,655
Accounts receivable, net	67,366	42,546
Inventory	87,404	55,528
Prepaid expenses and other current assets	12,383	9,060
Deferred tax assets	5,704	6,734

TOTAL CURRENT ASSETS	182,613	126,523

PROPERTY, PLANT AND EQUIPMENT-NET	136,859	139,089
MARKETABLE SECURITIES	2,194	2,223
DEFERRED TAX ASSETS	69,515	73,975
GOODWILL	13,719	6,035
INTANGIBLE ASSETS	16,797	6,849
OTHER ASSETS	751	440

TOTAL ASSETS	$422,448	$355,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,320	$21,068
Accrued payroll	12,928	14,319
Accrued income taxes	4,070	20,828
Accrued purchases of property and equipment	743	5,944
Accrued repurchases of common stock	—	5,463
Other accrued liabilities	19,160	22,919
Short-term debt	40,000	—

TOTAL CURRENT LIABILITIES	97,221	90,541

DEFERRED COMPENSATION OBLIGATION	2,330	2,418
LONG-TERM DEBT	241,000	178,000
DEFERRED RENT	16,688	16,031
STOCKHOLDERS’ EQUITY	65,209	68,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$422,448	$355,134

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks		For the Thirty-Nine Weeks
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Sales	$159,604	$136,500	$409,768	$364,303
Cost of sales	72,981	60,368	188,032	161,485

Gross profit	86,623	76,132	221,736	202,818
Selling expenses	40,670	34,767	114,519	99,382
General and administrative expenses	17,015	14,689	47,534	41,964

Income from operations	28,938	26,676	59,683	61,472
Interest income	(7)	(5)	(20)	(17)
Interest expense	4,682	2,347	11,211	4,809
Other (income) expense	(165)	(897)	(459)	(200)

Income before provision for income taxes	24,428	25,231	48,951	56,880
Provision for income taxes	9,527	9,840	16,753	22,183

Net income	$14,901	$15,391	$32,198	$34,697

Basic earnings per share	$0.37	$0.35	$0.80	$0.77

Diluted earnings per share	$0.37	$0.35	$0.79	$0.76

Weighted average shares:
Basic	39,784	43,787	40,405	45,237

Diluted	40,085	44,223	40,737	45,709

See notes to Condensed Consolidated Financial Statements

THE YANKEE CANDLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended
	September 30,	October 1,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$32,198	$34,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,652	18,355
Unrealized loss (gain) on marketable securities	29	(30)
Stock-based compensation expense	4,348	2,587
Deferred taxes	5,490	7,004
Loss on disposal of fixed assets	144	253

Changes in assets and liabilities:
Accounts receivable, net	(24,261)	(28,251)
Inventory	(28,547)	(22,594)
Prepaid expenses and other assets	(3,225)	(2,523)
Investments in marketable securities	(597)	(520)
Accounts payable	(810)	9,337
Accrued income taxes	(15,972)	(22,146)
Accrued expenses and other liabilities	(9,948)	(1,065)

NET CASH USED IN OPERATING ACTIVITIES	(21,499)	(4,896)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(19,410)	(22,344)
Proceeds from sale of property and equipment	11	14
Payment of contingent consideration on GBI acquisition	(1,333)	—
Payment for Illuminations acquisition	(22,111)	—
Purchase of intangible assets	—	(604)

NET CASH USED IN INVESTING ACTIVITIES	(42,843)	(22,934)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowings under bank credit agreements	103,000	125,000
Deferred financing costs	(279)	(343)
Payments for redemption of common stock	(41,977)	(119,998)
Excess tax benefit from exercise of stock options	924	—
Dividends paid	(5,093)	(5,757)
Net proceeds from issuance of common stock	4,714	2,350

NET CASH PROVIDED BY FINANCING ACTIVITIES	61,289	1,252

EFFECT OF EXCHANGE RATE CHANGES ON CASH	154	(98)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,899)	(26,676)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,655	36,424

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,756	$9,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,567	$3,888

Income taxes	$26,301	$37,489

Net decrease in accrued purchases of property and equipment	$5,201	$—

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
2. STOCK BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was permitted under SFAS 123. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.
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
Before the adoption of SFAS 123(R), the Company applied the fair value recognition provisions of SFAS 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, the Company had recorded charges in the Condensed Consolidated Statements of Income representing the grant date fair value of stock options beginning with grants made in fiscal 2003. The fair value of these options is being expensed over the vesting period based on the fair value at the date of the grant.
Stock-based compensation charges amounted to $1,586 and $880 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, and $4,348 and $2,587 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. Stock-based compensation cost recognized in the thirteen and thirty-nine weeks ended September 30, 2006 represents compensation cost for all share-based payments granted prior to September 30, 2006 based upon the grant date fair values estimated in accordance with the provisions of SFAS 123(R) or SFAS 123 depending upon the date of grant. Stock-based compensation cost recognized in the thirteen and thirty-nine weeks ended October 1, 2005 includes compensation cost for all share-based payments granted between January 1, 2003 and December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123.
Awards under the Company’s option plans vest, in general, over a four year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the thirteen and thirty-nine weeks ended October 1, 2005 presented in the Company’s historical Condensed Consolidated Statements of Income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. The reported and pro forma net income and earnings per share for the thirteen and thirty-nine weeks ended September 30, 2006 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS 123(R).

These amounts for the thirteen and thirty-nine weeks ended September 30, 2006 are included in the table below only to provide the detail for a comparative presentation to the thirteen and thirty-nine weeks ended October 1, 2005.

	For the Thirteen Weeks		For the Thirty-Nine Weeks
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net income, as reported	$14,901	$15,391	$32,198	$34,697
Add: Stock-based compensation expense included in reported net income, net of related tax effects	967	537	2,652	1,578
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(967)	(666)	(2,652)	(1,966)

Pro forma net income	$14,901	$15,262	$32,198	$34,309

Earnings per share:
Basic-as reported	$.37	$0.35	$.80	$0.77
Basic-pro forma	$.37	$0.35	$.80	$0.76
Weighted average basic shares outstanding	39,784	43,787	40,405	45,237

Diluted-as reported	$.37	$0.35	$.79	$0.76
Diluted-pro forma	$.37	$0.35	$.79	$0.75
Weighted average diluted shares outstanding	40,085	44,223	40,737	45,709
As of September 30, 2006, unrecognized stock-based compensation expense related to the unvested portion of the Company’s awards that are expected to vest was approximately $10,772 and is expected to be recognized over a weighted-average period of approximately 2.0 years.
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
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant which most closely correlates with the expected life of the options. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility of the Company’s stock. Expected dividend yield was based on the Company’s dividend policy at the time the options were granted. Forfeitures are estimated based on the Company’s historical data. Prior to the adoption of SFAS 123(R), the Company recognized forfeitures as they occurred.
The following weighted average assumptions were used to compute the pro forma stock-based compensation expense and the stock option expense that was recorded in the Condensed Consolidated Statements of Income for the thirty-nine weeks ended September 30, 2006 and October 1, 2005:

	2006	2005
Volatility	33.0%	32.8%
Dividend yield	0.2%	0.0%
Risk free interest rate	3.5%	3.3%
Expected lives	4.1 years	4.0 years
Changes in the Company’s stock options for the thirty-nine weeks ended September 30, 2006 were as follows:

		Weighted Average
		Exercise Price
	Options	Per Share
Outstanding at December 31, 2005	2,054,080	$22.35

Granted	370,850	27.85
Exercised	(278,471)	17.01
Forfeited	(108,075)	27.64

Outstanding at September 30, 2006	2,038,384	$23.80

Exercisable at September 30, 2006	1,091,795	$20.09

The weighted average grant date fair value was $8.15 for options granted during the thirty-nine weeks ended September 30, 2006. The weighted average remaining contractual term was 5.8 years for stock options outstanding and exercisable as of September 30, 2006. The total intrinsic value was $10,285 for stock options exercisable as of September 30, 2006 and $12,187 for stock options outstanding as of September 30, 2006. The total intrinsic value for stock options exercised during the thirteen and thirty-nine weeks ended September 30, 2006 was $316 and $3,079, respectively.
The amount of cash received from the exercise of stock options was $1,310 and the related tax benefit was $81 for the thirteen weeks ended September 30, 2006. For the thirty-nine weeks ended September 30, 2006, the amount of cash received from the exercise of stock options was $4,714 and the related tax benefit was $1,709.
The following table summarizes information about the Company’s stock options outstanding at September 30, 2006:

			Average
Range of	Options	Options	Remaining Life
Exercise Prices	Outstanding	Exercisable	(Years)
$4.25	13,702	13,702	1.8
11.88-16.20	352,500	347,500	4.6
16.80-18.00	123,407	120,282	3.6
21.13-21.30	415,750	332,750	6.3
22.32-29.75	761,975	185,550	8.7
30.10-32.81	371,050	92,011	8.6

$4.25-$32.81	2,038,384	1,091,795	7.1

Restricted Stock and Performance Shares
The 1999 and 2005 Plans also provide for grants of restricted stock and performance shares. The Company generally grants restricted stock with a 3-year vesting period. Restricted stock vests at the end of each of the three years in accordance with the terms outlined in the restricted stock agreement between the Company and the recipient. The fair value of restricted stock award is the excess of the market price of Common Stock at the date of grant over the amount paid, which is zero.
Performance share awards entitle recipients to receive shares of the Company’s common stock without payment of any purchase price, with the number of shares actually received, if any, contingent upon the Company satisfying specified financial performance metrics (such as earnings per share) over the time period specified in the award, all as pre-approved by the Compensation Committee of the Company’s Board of Directors. The performance share grants were valued on the grant date by multiplying the number of performance shares covered by the awards that are expected to vest by the Yankee Candle closing stock price on the grant date. The cost is recognized within the Condensed

Consolidated Statements of Income on a straight line basis over the period specified in the award (generally three years for each grant) based upon the number of shares which are considered probable of vesting.
Included in the Company’s stock-based compensation expense is a portion of the cost related to restricted stock awarded in 2006 and performance shares awarded in fiscal years 2004, 2005 and 2006.
Changes in the Company’s restricted stock and performance shares for the thirty-nine weeks ended September 30, 2006 were as follows:

			Weighted Average
	Restricted	Performance	Grant Date
	Shares	Shares	Fair Value
Unvested shares at December 31, 2005	—	188,700	$31.31

Granted	101,000	38,000	27.63
Vested	(2,700)	—	28.01
Forfeited	(4,600)	(15,425)	30.44

Unvested shares at September 30, 2006	93,700	211,275	$29.69

3. INVENTORIES
The components of inventory were as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
Finished goods	$83,403	$52,164
Work-in-process	676	1
Raw materials and packaging	6,322	5,918

	90,401	58,083
Less LIFO adjustment	(2,997)	(2,555)

	$87,404	$55,528

4. BUSINESS ACQUISITIONS
On July 30, 2006, the Company acquired certain assets of Candle Acquisition Corp. (“Illuminations”), including the Illuminations® brand, 14 Illuminations retail stores located in California, Arizona and Washington, and the Illuminations Consumer Direct business. Illuminations designs and markets premium scented candles, candle accessories, and other home décor products through retail satellite stores and the consumer direct channel. The total cash purchase price was approximately $22,111. The cash purchase price was borrowed under the Company’s $100,000 unsecured Credit Facility. The following table provides a preliminary allocation of the purchase price for the acquired assets of Illuminations:

Cash purchase price	$22,111

Assets acquired:
Property, plant and equipment	2,010
Inventory	2,666
Favorable lease agreements	877
Tradename	10,100
Goodwill	6,351
Other assets	312

Total assets acquired:	22,316

Liabilities acquired:
Gift card liability	(205)

Total allocation	$22,111

The favorable lease agreements are being amortized over the remaining lease terms of the related leases. The Company plans to continue to sell the Illuminations branded products and utilize the Illuminations brand name. Accordingly, the tradename is deemed to have an indefinite life and is not being amortized. The goodwill is tax deductible over a 15 year period. For segment reporting purposes, Illuminations is included in the Retail segment. Illuminations’ results of operations were immaterial to the Company’s operations during the thirteen and thirty-nine weeks ended September 30, 2006 and, therefore historical pro forma results of operations have not been provided. The preliminary price allocation is subject to final adjustment as the Company completes its determination of the fair value of assets acquired.
5. GOODWILL AND INTANGIBLE ASSETS
During the thirty-nine weeks ended September 30, 2006, the Company recorded an additional purchase price payment of $1,333 related to the acquisition of our GBI fundraising division purchased in 2004. This purchase price payment resulted in additional goodwill and was earned as a result of the GBI fundraising division achieving certain revenue growth targets previously established in the asset purchase agreement. The asset purchase agreement has provisions for an additional payment in 2007 contingent on achievement of certain revenue targets.
The following sets forth the intangible assets, excluding goodwill, by major category:

	September 30, 2006
	Average				December 31, 2005
	Useful Life	Gross			Gross
	(in	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	years)	Amount	Amortization	Value	Amount	Amortization	Value
	(in thousands)
Indefinite life:
Trade names	N/A	$12,620	$—	$12,620	$2,520	$—	$2,520
Finite life:
Deferred financing costs	5	1,265	(558)	707	987	(393)	594
Customer lists	4	3,880	(2,009)	1,871	3,880	(1,283)	2,597
Non-competes	3 – 4	1,123	(582)	541	1,123	(361)	762
Favorable lease agreements	4	877	(77)	800
Trademarks	15	231	(189)	42	231	(178)	53
Formulas	3	431	(215)	216	431	(108)	323

		7,807	(3,630)	4,177	6,652	(2,323)	4,329

Total intangible assets		$20,427	$(3,630)	$16,797	$9,172	$(2,323)	$6,849

On March 28, 2006, the Company entered into a Second Amendment to Revolving Credit Agreement (more fully discussed below) which amended certain terms of the Company’s existing credit facility. As a result of this transaction, approximately $135 of deferred financing costs were incurred. The deferred financing costs are being amortized over the life of the Amended Credit Facility which expires on May 18, 2010.
On April 25, 2006, the Company entered into a new $100,000 364-day senior unsecured revolving credit facility with Citizens Bank of Massachusetts (more fully discussed below). Approximately $111 of deferred financing costs were incurred. The deferred financing costs are being amortized over the life of the Credit Facility which expires on April 25, 2007.
Total amortization expense from finite-lived intangible assets was $501 and $335 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. Total amortization expense from finite-lived intangible assets was $1,307 and $1,019 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.
Aggregate amortization expense related to intangible assets at September 30, 2006 for the remainder of fiscal 2006 and in each of the next four fiscal years is expected to be as follows:

(in thousands)

2006	$576
2007	1,983
2008	1,062
2009	449
2010	104
Thereafter	3

Total	$4,177

6. DEBT
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
On April 25, 2006, the Company entered into a new $100,000 364-day senior unsecured revolving credit facility (the “New Credit Facility”) with Citizens Bank of Massachusetts (“Citizens”). The New Credit Facility may be used by the Company for, among other things, working capital, repurchase of the Company’s common stock, and other general corporate purposes. Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company’s option, the Prime Rate or LIBOR Rate. LIBOR Rate borrowings under the Credit Facility include a margin rate ranging from 0.50% to 1.125%. These rates vary depending on the Company’s outstanding borrowings. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount ranging from 0.125% to 0.250%. The Company is also required to pay a utilization fee of 0.125% once outstanding borrowings exceed $50,000.
The New Credit Facility supplements the Company’s existing $250,000 Revolving Credit Agreement discussed above.
Both the New Credit Facility and the Existing Credit Facility require that the Company comply with several financial and other covenants, including requirements that the Company maintain at the end of each fiscal quarter the following financial ratios as set forth in the New Credit Facility and the Existing Credit Facility:
• a consolidated total debt to consolidated EBITDA ratio of no more than 3.00 to 1.00, measured quarterly (at September 30, 2006 this ratio was 1.76 to 1.00); and
• a fixed charge coverage ratio (the ratio of the sum of consolidated EBITDA plus rent expense, less cash taxes paid and capital expenditures to the sum of consolidated cash interest expense plus rent expense and dividends) of no less than 2.00 to 1.00, measured quarterly (for the thirteen weeks ended September 30, 2006 this ratio was 2.40 to 1.00).
The New Credit Facility and the Existing Credit Facility define EBITDA as the Company’s consolidated net income, plus the amount of net interest expense, depreciation and amortization, income taxes, and certain non-cash compensation expenses.
As of September 30, 2006, $40,000 was outstanding under the New Credit Facility, $241,000 was outstanding under the Existing Credit Facility and $3,486 was outstanding for letters of credit, leaving $65,514 in availability. As of

September 30, 2006, the Company was in compliance with all covenants under the New Credit Facility and the Existing Credit Facility.
7. RESTRUCTURING RESERVE
During the fourth quarter of fiscal 2005, the Company initiated a restructuring plan designed to close 17 underperforming stores and re-invest in talent and other strategic growth initiatives. In connection with this restructuring plan, a charge of $5,546 was recorded in the fourth quarter of fiscal 2005. Included in the restructuring charge was $2,404 related to lease termination costs, $2,559 related to non-cash fixed assets write-offs and other costs, and $583 in employee related costs. All of the 17 underperforming stores have been closed and the Company anticipates no further accruals related to this restructuring.
In accounting for the restructuring charges, the Company complied with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.
The following is a summary of restructuring charge activity during the thirty-nine weeks ended September 30, 2006:

	Accrued		Accrued		Accrued		Accrued
	as of		as of		as of		as of
	December	Costs	April	Costs	July	Costs	September
	31, 2005	Paid	1, 2006	Paid	1, 2006	Paid	30, 2006
	(in thousands)
Occupancy	$1,150	$809	$341	$64	$277	$119	$158
Other expenses	84	26	58	30	28	4	24
Employee related	473	133	340	125	215	—	215

Total	$1,707	$968	$739	$219	$520	$123	$397

8. INCOME TAXES
The Company’s effective tax rate for the thirteen and thirty-nine weeks ended September 30, 2006 was 39.0% and 34.2%, respectively. For the comparable periods in 2005, the Company’s effective tax rate was 39.0%. The decrease in the Company’s effective tax rate for the thirty-nine weeks ended September 30, 2006 was related to a benefit of $2,338 associated with the closure of an IRS audit for prior years. The benefit was primarily due to favorable transfer pricing adjustments associated with sales to the Company’s international subsidiary and was recognized during the first fiscal quarter of 2006.
The Company has provided a valuation allowance against the net deferred tax assets of its international operations in both 2005 and 2006.
9. EARNINGS PER SHARE
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

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(in thousands)
Basic	39,784	43,787	40,405	45,237
Add:
Shares issuable pursuant to stock awards	301	436	332	472

Diluted	40,085	44,223	40,737	45,709

For the thirteen and thirty-nine weeks ended September 30, 2006, approximately 1,075 and 1,040 shares, respectively, issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the thirteen and thirty-nine weeks ended October 1, 2005, approximately 401 and 526 shares, respectively, issuable pursuant to option grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
10. STOCK REPURCHASE PROGRAM
On July 27, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program for the repurchase of up to $150,000 of Yankee Candle common stock. Pursuant to this authorization, the Company purchased a total of 1,436,700 shares of common stock for an aggregate purchase price of approximately $41,977 during the thirty-nine weeks ended September 30, 2006. The Company did not repurchase any common stock during the thirteen weeks ended September 30, 2006. During the thirteen and thirty-nine weeks ended October 1, 2005 the Company repurchased a total of 673,798 and 3,932,384 shares of common stock for an aggregate purchase price of $20,000 and $119,998, respectively, pursuant to a previous authorization from its Board of Directors. At September 30, 2006, the Company had $23,017 in authorized funds available to be used for the repurchase of the Company’s common stock, pursuant to the above July 27, 2005 authorization.
11. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION
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

The following are the relevant data for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005:

	(in thousands)
				Balance per
			Unallocated/	Consolidated
			Corporate/	Statements of
Thirteen Weeks Ended September 30, 2006	Retail	Wholesale	Other	Income
Sales	$72,127	$87,477	$—	$159,604
Gross Profit	47,782	38,841	—	86,623
Selling Expenses	34,846	5,824	—	40,670
Operating Margin	12,936	33,017	(17,015)	28,938
Other expense	—	—	(4,510)	(4,510)
Income before provision for income taxes	—	—	—	24,428

			Unallocated/	Balance per
			Corporate/	Consolidated
Thirteen Weeks Ended October 1, 2005	Retail	Wholesale	Other	Statements of Income
Sales	$57,878	$78,622	$—	$136,500
Gross Profit	39,313	36,819	—	76,132
Selling Expenses	30,268	4,499	—	34,767
Operating Margin	9,045	32,320	(14,689)	26,676
Other expense	—	—	(1,445)	(1,445)
Income before provision for income taxes	—	—	—	25,231

			Unallocated/	Balance per
			Corporate/	Consolidated
Thirty-nine Weeks Ended September 30, 2006	Retail	Wholesale	Other	Statements of Income
Sales	$192,832	$216,936	$—	$409,768
Gross Profit	125,419	96,317	—	221,736
Selling Expenses	98,056	16,463	—	114,519
Operating Margin	27,363	79,854	(47,534)	59,683
Other expense	—	—	(10,732)	(10,732)
Income before provision for income taxes	—	—	—	48,951

			Unallocated/	Balance per
			Corporate/	Consolidated
Thirty-nine Weeks Ended October 1, 2005	Retail	Wholesale	Other	Statements of Income
Sales	$159,586	$204,717	$—	$364,303
Gross Profit	104,946	97,872	—	202,818
Selling Expenses	86,499	12,883	—	99,382
Operating Margin	18,447	84,989	(41,964)	61,472
Other expense	—	—	(4,592)	(4,592)
Income before provision for income taxes	—	—	—	56,880
International Operations
Revenues from the Company’s International operations were approximately $6,928 and $6,206 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. For the thirty-nine weeks ended September 30, 2006 and October 1, 2005, revenues from the Company’s International operations were approximately $18,620 and $15,582, respectively. Long lived assets of the Company’s International operations were approximately $929 and $912 as of September 30, 2006 and October 1, 2005, respectively.

12. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting SFAS 157.
In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 establishes a two-step process for evaluating a tax position. The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of adopting FIN 48.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has completed its analysis related to the implementation of SAB 108 and has concluded it will not be material to the financial statements.
13. SUBSEQUENT EVENTS
On October 25, 2006, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) under which an affiliate of Madison Dearborn Partners, LLC (“MDP”), a private equity investment firm, has agreed to acquire all of the outstanding shares of the Company for approximately $34.75 per share in cash (the “Merger”). The Board of Directors has approved the Merger Agreement and has resolved to recommend that the Company’s shareholders adopt the agreement. The transaction, which is expected to close in the first quarter of 2007, is not subject to a financing condition, but is subject to approval by the Company’s shareholders, as well as other customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock shall be converted into a right to receive an amount in cash, without interest, of $34.75 (the “Merger Consideration”). In this regard, with respect to the Company’s outstanding stock option grants and restricted stock and performance share awards, in the event that the Merger is consummated then, in accordance with the terms of the Merger Agreement, the Company’s equity plan documents and various actions taken by its Board of Directors:
•	All options outstanding immediately prior to the effective date of the Merger, whether or not then vested or exercisable, shall be deemed vested and shall be canceled as of such effective date, with each holder of an option receiving for each share of common stock subject to the option, an amount equal to the Merger Consideration less the per share exercise price of such option;

•	All shares of restricted stock outstanding immediately prior to the effective date of the Merger shall vest and become free of restrictions as of such effective date and each such share of restricted stock shall be converted into a right to receive the Merger Consideration; and

•	Immediately prior to the effective date of the Merger, the Company shall issue to each holder of a performance share award the following number of shares of common stock: (i) with respect to the performance share award covering fiscal years 2004 — 2006, a number of shares equal to 60% of the target number of each recipient’s performance share award, (ii) with respect to the performance share award covering fiscal years 2005 — 2007, a number of shares equal to 66.67% of the target number of each recipient’s performance share award, and (iii) with respect to the performance share award covering fiscal years 2006 — 2008, a number of shares equal to 33.33% of the target number of each recipient’s performance share award.
On the same day as the announcement of the Merger, a putative shareholder class action lawsuit was filed against the Company and its directors, as well as against MDP, in state court in Massachusetts. The complaint alleges that the Company and its directors breached their fiduciary duties to the Company’s shareholders in approving the proposed transaction between the Company and MDP, and that MDP aided and abetted the directors’ alleged breaches of their fiduciary duties. Specifically, among other things, the complaint alleges that the directors (i) failed to properly value the Company; (ii) failed to take steps to maximize the value of the Company by failing to adequately solicit alternative potential acquirers or alternative transactions; and (iii) favored the MDP transaction over other potential transactions due to loyalty to current management. The complaint seeks, among other things, an injunction preventing the completion of the proposed transaction, rescission if the transaction is consummated, monetary damages, attorneys’ fees and expenses associated with the lawsuit, and any other further equitable relief as the court may deem just and proper. The Company believes that this lawsuit is without merit and plans to vigorously defend it.

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
Sales/receivables
We sell our products both directly to retail customers and through wholesale channels. Merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. In our wholesale segment, products are shipped Free On Board shipping point; however revenue is recognized at the time the product is received by the customer due to our practice of absorbing risk of loss in the event of damaged or lost shipments. In our retail segment, transfer of title takes place at the point of sale (i.e., at our retail stores). There are no situations, either in our wholesale or retail segments, where legal risk of loss does not transfer immediately upon receipt by our customers. Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various claims, we have allowed sales returns and allowances. In these situations, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. Such returns have not precluded sales recognition because we have a long history with such returns, which we use in constructing a reserve. In addition to returns, we bear credit risk relative to our wholesale customers. We have provided a reserve for bad debts in our financial statements based on our estimates of the creditworthiness of our customers. In our wholesale segment, we have included a reserve in our financial statements representing our estimated obligation related to promotional marketing activities. These reserves are subject to change. Changes in these reserves could affect our operating results.
Other income statement accounts
Included within Cost of Sales in our Condensed Consolidated Statements of Income are the cost of the merchandise we sell through our Retail and Wholesale segments, inbound and outbound freight costs, the operational costs of our distribution facilities (which include receiving costs, inspection and warehousing costs and salaries) and expenses incurred by the Company’s merchandising and buying operations.
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

Taxes
We have a significant deferred tax asset recorded on our financial statements. This asset arose at the time of our recapitalization in 1998 and is a future tax benefit for us. The realization of this future tax benefit is dependent upon our future profitability. We have made an assessment that this asset is more likely than not to be recovered and therefore no valuation allowance is recorded for domestic deferred tax assets. Should we find that we are not able to utilize this benefit in the future, we would have to record a valuation allowance for all or a part of this asset, which would adversely affect our operating results and cash flows.
We file income tax returns in two countries and in all relevant states and localities. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, non-deductible items and changes in enacted tax rates. We recognize liabilities for potential tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that these reserves are greater or less than the amounts paid, we will adjust the reserves and recognize a tax benefit or charge during the period in which we make the determination. During the first quarter of 2006, we completed a United States Federal income tax audit for 2003-2004 that resulted in a reduction of the recorded reserve and the recognition of a tax benefit of $2.3 million.
Value of long-lived assets, including intangibles
Long-lived assets on our balance sheet consist primarily of property, plant and equipment, customer list, trade names, goodwill and trademarks. We periodically review the carrying value of all of these assets based, in part, upon our projections of anticipated undiscounted future cash flows. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of tradename and goodwill. Any impairment charge that we record reduces our earnings. While we believe that our future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets. To date, we have not recorded any impairment charges except in connection with the stores closed under the 2005 restructuring plan.
During the thirteen weeks ended September 30, 2006, we recorded additional intangible assets, including goodwill, amounting to $17.3 million in connection with the acquisition of Illuminations.
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
Before the adoption of SFAS 123(R), we applied the fair value recognition provisions of SFAS 123 using the prospective transition method provided by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” Under the prospective transition method, we had recorded charges in our Condensed Consolidated Statements of Income representing the value of stock option grants beginning with grants made in fiscal 2003. The fair value of these options is being expensed over the vesting period based on the fair value at the date of the grant.
Stock-based compensation charges amounted to $1.6 million and $0.9 million for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, and $4.3 million and $2.6 million for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.

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

Our multi-channel distribution strategy enables us to offer Yankee Candle® products through a wide variety of locations and venues. We sell our products through an extensive and growing wholesale customer network in North America and through our growing retail store base located primarily in malls. As of September 30, 2006, we had 409 Company-owned and operated stores (including 15 Illuminations stores) and 19,882 wholesale locations, including our European operations. In addition, we own and operate a 90,000 square foot flagship store in South Deerfield, Massachusetts and a 42,000 square foot flagship store in Williamsburg, Virginia. We also sell our products directly to consumers through our catalogs and our Internet web sites at www.yankeecandle.com and www.illuminations.com. Outside North America, we sell our products through international distributors and to an international wholesale customer network through our distribution center located in Bristol, England.
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
EXECUTIVE SUMMARY
•	For the thirteen weeks ended September 30, 2006, we reported net earnings of $14.9 million and diluted earnings per share of $0.37 compared to net earnings of $15.4 million and diluted earnings per share of $0.35 for the thirteen weeks ended October 1, 2005. Net sales increased 16.9% to $159.6 million for the thirteen weeks ended September 30, 2006 from $136.5 million for the thirteen weeks ended October 1, 2005.

•	For the thirty-nine weeks ended September 30, 2006, we reported net earnings of $32.2 million and diluted earnings per share of $0.79 compared to net earnings of $34.7 million and diluted earnings per share of $0.76 for the thirty-nine weeks ended October 1, 2005. Net sales increased 12.5% to $409.8 million for the thirty-nine weeks ended September 30, 2006 from $364.3 million for the thirty-nine weeks ended October 1, 2005.

•	We opened nine new Yankee Candle retail stores, acquired 14 Illuminations stores and opened one new Illuminations store during the thirteen weeks ended September 30, 2006. We opened 18 new Yankee Candle retail stores, acquired 14 Illuminations stores, opened one new Illuminations store and closed 14 underperforming Yankee Candle stores during the thirty-nine weeks ended September 30, 2006, 12 of which were closed pursuant to the restructuring plan announced in fiscal 2005, bringing our total retail store count to 409. We added 1,298 net new wholesale doors during the thirty-nine weeks ended September 30, 2006, bringing our total wholesale count to 19,882 including our European operations.

•	We ended the third quarter with $281.0 million of outstanding borrowings under our Credit Facilities as compared to $200.0 million at October 1, 2005. The increase was primarily due to using the Credit Facilities to fund share repurchases, the Illuminations acquisition, capital expenditures and our seasonal borrowing requirements. Additional borrowing availability totaled $65.5 million at September 30, 2006.
Thirteen and Thirty-nine weeks ended September 30, 2006 versus October 1, 2005
SALES
Sales increased 16.9% to $159.6 million for the thirteen weeks ended September 30, 2006 from $136.5 million for the thirteen weeks ended October 1, 2005; and increased 12.5% to $409.8 million for the thirty-nine weeks ended September 30, 2006 from $364.3 million for the thirty-nine weeks ended October 1, 2005.
Retail Sales
Retail sales increased 24.6% to $72.1 million for the thirteen weeks ended September 30, 2006 from $57.9 million for the thirteen weeks ended October 1, 2005; and increased 20.8% to $192.8 million for the thirty-nine weeks ended September 30, 2006 from $159.6 million for the thirty-nine weeks ended October 1, 2005. The increase in retail sales for the thirteen weeks ended September 30, 2006 compared to the prior year, was due primarily to increased sales attributable to the 27 stores opened in 2005 that have not entered the comparable store base (which in 2005 were open for less than a full year) of approximately $5.3 million, increased comparable store sales of $4.0 million, sales attributable to the Illuminations stores acquired in July 2006 of $3.1 million, sales attributable to new Yankee Candle stores opened in 2006 of $1.6 million and an increase in our catalog and Internet sales of $1.3 million, offset in part by a decrease in revenue of $1.1 million related to the 17 stores closed as a part of the 2005 restructuring plan. The increase in retail sales for the thirty-nine weeks ended September 30, 2006 compared to the prior year was due primarily to increased sales attributable to the 27 stores opened in 2005 that have not entered the comparable store base (which in 2005 were open for less than a full year) of approximately $17.4 million, increased comparable store sales of

$9.2 million, an increase in our catalog and Internet sales of $4.9 million, sales attributable to the Illuminations stores acquired in July 2006 of $3.1 million and sales attributable to new stores opened in 2006 of $2.6 million, offset in part by a decrease in revenue of $3.3 million in revenue related to the 17 stores closed as a part of the 2005 restructuring plan, and the decrease in gift card breakage income of $0.7 million.
Comparable store and catalog and Internet sales for the thirteen and thirty-nine weeks ended September 30, 2006 increased 9.7% and 9.4%, respectively, compared to the thirteen and thirty-nine weeks ended October 1, 2005. Retail comparable store sales for the thirteen and thirty-nine weeks ended September 30, 2006 increased 7.9% and 6.7%, respectively, compared to the thirteen and thirty-nine weeks ended October 1, 2005. Comparable store sales represent a comparison of the sales, during the corresponding fiscal periods of the two fiscal years compared, of the stores included in our comparable store sales base. A store first enters our comparable store sales base in the fourteenth fiscal month of operation. There were 349 stores included in the comparable store base as of September 30, 2006, and 37 of these stores were included for less than a full year. There were 409 retail stores open as of September 30, 2006, including 15 Illuminations stores, compared to 372 retail stores open as of October 1, 2005 and 390 retail stores open as of December 31, 2005. Permanently closed stores are excluded from the comparable store calculation beginning in the month in which the store closes.
Wholesale Sales
Wholesale sales, including European operations, increased 11.3% to $87.5 million for the thirteen weeks ended September 30, 2006 from $78.6 million for the thirteen weeks ended October 1, 2005; and increased 6.0% to $216.9 million for the thirty-nine weeks ended September 30, 2006 from $204.7 million for the thirty-nine weeks ended October 1, 2005. The increase for the thirteen weeks ended September 30, 2006 was primarily driven by sales to wholesale locations opened during the last 12 months of approximately $7.8 million, an increase in sales from wholesale locations in operation prior to October 1, 2005 of $3.3 million, increased sales in our European operations of approximately $0.9 million, an increase in sales at our Aroma Naturals division (acquired in November of 2005) of $0.8 million and increased sales at our GBI fundraising division of $0.2 million, offset in part by the absence of sales to closed or inactive accounts which had accounted for approximately $4.1 million of the prior year sales.
The increase for the thirty-nine weeks ended September 30, 2006 was primarily achieved by sales from wholesale locations opened during the last 12 months of approximately $17.5 million, increased sales in our European operations of approximately $3.1 million, an increase in sales at our Aroma Naturals division of $2.2 million and increased sales at our GBI fundraising division of $1.2 million, offset in part by a $5.6 million decrease in sales from wholesale locations opened prior to October 1, 2005 and the absence of sales to closed or inactive accounts which had accounted for approximately $6.2 million of the prior year sales.
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
Gross profit increased 13.8% to $86.6 million for the thirteen weeks ended September 30, 2006 from $76.1 million for the thirteen weeks ended October 1, 2005; and increased 9.3% to $221.7 million for the thirty-nine weeks ended September 30, 2006 from $202.8 million for the thirty-nine weeks ended October 1, 2005. As a percentage of sales, gross profit decreased to 54.3% for the thirteen weeks ended September 30, 2006 from 55.8% for the thirteen weeks ended October 1, 2005; and decreased to 54.1% for the thirty-nine weeks ended September 30, 2006 from 55.7% for the thirty-nine weeks October 1, 2005.
Retail Gross Profit
Retail gross profit dollars increased 21.5% to $47.8 million for the thirteen weeks ended September 30, 2006 from $39.3 million for the thirteen weeks ended October 1, 2005. The increase in retail gross profit dollars was primarily attributable to increased sales in our Yankee Candle stores which contributed approximately $4.6 million of the increase, the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006 which contributed approximately $4.4 million of the increase, and the acquisition of Illuminations which contributed approximately $1.4 million of the increase, offset in part by increased costs in our manufacturing and distribution operations (“supply chain operations”) of approximately $1.9 million, primarily driven by increased wax and freight costs. As a percentage of sales, retail gross profit decreased to 66.2% for the thirteen weeks ended September 30, 2006 from 67.9% for the thirteen weeks ended October 1, 2005. The decrease in retail gross profit rate was primarily the result of increased costs in our supply chain operations of 2.1%, primarily driven by increased wax and freight costs, the addition of our Illuminations division which negatively impacted our retail gross margin by approximately 0.8%, increased promotional activity of 0.7%, and an adverse change in the merchandise rate and mix of 0.2%, offset in part by the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006 of approximately 2.2%.
Retail gross profit dollars increased 19.5% to $125.4 million for the thirty-nine weeks ended September 30, 2006 from $104.9 million for the thirty-nine weeks ended October 1, 2005. The increase in retail gross profit dollars was primarily attributable to increased sales in our Yankee Candle stores which contributed approximately $18.0 million of the increase, the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006 which contributed approximately $9.0 million of the increase, and the acquisition of Illuminations which contributed approximately $1.4 million of the increase, offset in part by increased promotional activity of $6.3 million, and increased costs in supply chain operations of approximately $1.6 million, primarily driven by increased wax and freight costs. As a percentage of sales, retail gross profit decreased to 65.0% for the thirty-nine weeks ended September 30, 2006 from 65.8% for the thirty-nine weeks ended October 1, 2005. The decrease in retail gross profit rate was primarily the result of increased promotional activity of 1.5%, increased costs in our supply chain operations of 1.4%, primarily driven by increased wax and freight costs, and the addition of our Illuminations division which negatively impacted our retail gross profit by approximately 0.3%, offset in part by a favorable change in the merchandise rate and mix of 0.7% and the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006 of approximately 1.7%.
Wholesale Gross Profit
Wholesale gross profit dollars increased 5.5% to $38.8 million for the thirteen weeks ended September 30, 2006 from $36.8 million for the thirteen weeks ended October 1, 2005. As a percentage of sales, wholesale gross profit decreased to 44.4% for the thirteen weeks ended September 30, 2006 from 46.8% for the thirteen weeks ended October 1, 2005. The increase in wholesale gross profit dollars was primarily attributable to the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006 which contributed approximately $5.4 million of the increase and increased sales in our wholesale channel which contributed approximately $4.0 million of the increase, offset in part by increased promotional activity of $5.2 million, and increased costs in our supply chain operations of approximately $2.2 million, primarily driven by increased wax and freight costs. The decrease in wholesale gross profit rate was primarily the result of increased promotional activity of approximately 3.9%, increased costs in our supply chain operations of approximately 1.3%, and an adverse change in our wholesale merchandise rate and mix of approximately 0.9%, offset in part by a 3.7% increase attributable to the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006.
Wholesale gross profit dollars decreased 1.6% to $96.3 million for the thirty-nine weeks ended September 30, 2006 from $97.9 million for the thirty-nine weeks ended October 1, 2005. As a percentage of sales, wholesale gross profit decreased to 44.4% for the thirty-nine weeks ended September 30, 2006 from 47.8% for the thirty-nine weeks ended October 1, 2005. The decrease in wholesale gross profit dollars was primarily attributable to increased promotional activity of $11.8 million and increased costs in our supply chain operations of approximately $7.6 million primarily driven by increased wax and freight costs, offset in part by the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006 which contributed approximately $12.2 million and increased sales in our wholesale channel which contributed approximately $5.6 million. The decrease in wholesale gross profit rate was primarily the result of increased promotional activity of approximately 3.6%, an adverse change in our wholesale merchandise rate and mix of approximately 1.6%, and increased costs in our supply chain operations of approximately 1.5%, primarily driven by increased wax and freight costs, offset in part by a 3.3% increase attributable to the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006.
SELLING EXPENSES
Selling expenses increased 17.0% to $40.7 million for the thirteen weeks ended September 30, 2006 from $34.8 million for the thirteen weeks ended October 1, 2005; and increased 15.2% to $114.5 million for the thirty-nine weeks ended September 30, 2006 from $99.4 million for the thirty-nine weeks ended October 1, 2005. These expenses are related to both wholesale and retail operations and consist of payroll, occupancy, advertising and other operating costs, as well as pre-opening costs, which are expensed as incurred. As a percentage of sales, selling expenses remained flat at 25.5% for both the thirteen weeks ended September 30, 2006 and October 1, 2005; and increased to 28.0% for the thirty-nine weeks ended September 30, 2006 from 27.3% for the thirty-nine weeks ended October 1, 2005.
Retail Selling Expenses
Retail selling expenses increased 15.1% to $34.8 million for the thirteen weeks ended September 30, 2006 from $30.3 million for the thirteen weeks ended October 1, 2005. As a percentage of retail sales, retail selling expenses decreased to 48.3% from 52.3% for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. The increase in retail selling expenses in dollars was primarily related to the 18 new retail stores opened in 2006 and the 53 new retail stores opened in 2005 of approximately $3.9 million and the addition of our Illuminations stores of approximately $2.4 million. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 3.9% as a result of increased comparable retail sales and the price benefit initiated on selected products during the fourth quarter of fiscal 2005 and September 2006, and the closure of the stores identified in the 2005 restructuring which increased our selling expense rate by approximately 0.9%, offset in part by the addition of our Illuminations stores which increased the retail selling expense rate by approximately 1.2%.
Retail selling expenses increased 13.4% to $98.1 million for the thirty-nine weeks ended September 30, 2006 from $86.5 million for the thirty-nine weeks ended October 1, 2005. As a percentage of retail sales, retail selling expenses decreased to 50.9% from 54.2% for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. The increase in retail selling expenses in dollars was primarily related to the 18 new retail stores opened in 2006 and the 53 new retail stores opened in 2005 of approximately $11.9 million and the addition of our Illuminations stores of approximately $2.4 million. The decrease in selling expense rate was primarily due to the leveraging of selling expenses by 4.0% as a result of increased comparable retail sales and the price benefit initiated on selected products during the fourth quarter of fiscal 2005 and September 2006, and the closure of the stores identified in the 2005 restructuring which increased our selling expense rate by approximately 0.9%, offset in part by the increase in selling expenses related to our two most recent store classes, 2006 and 2005, of 0.7%. These two store classes are considered immature stores, which are generally stores that are less than three years old. Immature stores typically generate higher selling expenses as a percentage of sales than stores that have been open for more than three years since fixed costs, as a percent of sales, are higher in the early sales maturation period.
Wholesale Selling Expenses
Wholesale selling expenses increased 29.5% to $5.8 million for the thirteen weeks ended September 30, 2006 from $4.5 million for the thirteen weeks ended October 1, 2005. As a percentage of wholesale sales, wholesale selling expenses were 6.7% and 5.7% for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. The increase in wholesale selling expenses in dollars was primarily the result of $0.5 million of increased costs associated with Aroma Naturals, Inc. (acquired in November 2005), $0.4 million of increased commission costs in our domestic wholesale operations, and $0.3 million of increased selling expenses related to our European operations. The increase in wholesale selling expense as a percentage of wholesale sales was primarily attributable to increased costs associated with our Aroma Naturals business which has a higher selling expense structure than our core wholesale business of approximately 0.5% and increased commission costs in our domestic wholesale operations of approximately 0.5%.
Wholesale selling expenses increased 27.8% to $16.5 million for the thirty-nine weeks ended September 30, 2006 from $12.9 million for the thirty-nine weeks ended October 1, 2005. As a percentage of wholesale sales, wholesale selling expenses were 7.6% and 6.3% for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. The increase in wholesale selling expenses in dollars was primarily the result of $1.5 million of increased costs associated with Aroma Naturals, Inc., $0.9 million of increased commission costs in our domestic wholesale operations, $0.7 million of increased selling expenses related to our European operations, and $0.3 million of increased selling expenses associated with our GBI Fundraising division. The increase in wholesale selling expense as a percentage of wholesale sales was primarily attributable to increased costs associated with our Aroma Naturals business which has a higher selling expense structure than our core wholesale business of approximately 0.6% and increased commission costs in our domestic wholesale operations of approximately 0.4%.
SEGMENT PROFITABILITY
Segment profitability is sales less cost of goods sold and selling expenses.
Retail Operations
Segment profitability for our retail operations was $12.9 million or 17.9% of retail sales for the thirteen weeks ended September 30, 2006 compared to $9.0 million or 15.6% of retail sales for the thirteen weeks ended October 1, 2005. Segment profitability for our retail operations was $27.4 million or 14.2% of retail sales for the thirty-nine weeks ended September 30, 2006 compared to $18.4 million or 11.6% of retail sales for the thirty-nine weeks ended October 1, 2005. The increase in retail segment profitability in dollars and rate for the thirteen weeks ended September 30, 2006 compared to the thirteen weeks ended October 1, 2005 was primarily due to the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006 of $4.4 million or 5.4%, and the effect of the 17 stores closed under the 2005 restructuring plan of $0.5 million or 1.1%, offset in part by the acquisition of our Illuminations division which decreased retail segment profit by $1.0 million or 2.2%. The increase in retail segment profitability in dollars and rate for the thirty-nine weeks ended September 30, 2006 compared to the thirty-nine weeks ended October 1, 2005 was primarily due to the price increase initiated on selected products during the fourth quarter of fiscal 2005 and September 2006 of $8.9 million or 4.2% and the effect of the 17 stores closed under the 2005 restructuring plan of $1.4 million or 0.9%, offset in part by the acquisition of our Illuminations division which decreased retail segment profit by $1.0 million or 0.7%.
Wholesale Operations
Segment profitability for our wholesale operations, including Europe, was $33.0 million or 37.7% of wholesale sales for the thirteen weeks ended September 30, 2006 compared to $32.3 million or 41.1% of wholesale sales for the thirteen weeks ended October 1, 2005. Segment profitability for our wholesale operations, including Europe, was $79.9 million or 36.8% of wholesale sales for the thirty-nine weeks ended September 30, 2006 compared to $85.0 million or 41.5% of wholesale sales for the thirty-nine weeks ended October 1, 2005.
The increase in wholesale segment profitability in dollars for the thirteen weeks ended September 30, 2006 was primarily attributable to the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006 of $12.2 million, an increase in sales which contributed approximately $4.0 million in segment profit, offset in part by increased promotional activity of $5.2 million, increased costs in our supply chain operations of approximately $2.3 million primarily driven by increased wax and freight costs, and increased selling expenses of approximately $1.3 million.
The decrease in wholesale segment profitability in rate for the thirteen weeks ended September 30, 2006 was primarily the result of increased promotional activity of approximately 3.9%, increased costs in our supply chain operations of approximately 1.3%, an adverse change in our wholesale merchandise rate and mix of approximately 0.9%, and increased selling expenses of approximately 1.0%, offset in part by a 3.7% increase attributable to the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006.
The decrease in wholesale segment profitability in dollars for the thirty-nine weeks ended September 30, 2006 was primarily attributable to increased promotional activity of $11.7 million, increased costs in our supply chain operations of approximately $7.6 million primarily driven by increased wax and freight costs, increased selling expenses of approximately $3.6 million , offset in part by the impact of the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006 of $12.2 million and increased sales which contributed approximately $5.6 million in segment profit.
The decrease in wholesale gross segment profitability in rate for the thirty-nine weeks ended September 30, 2006 was primarily the result of increased promotional activity of approximately 3.6%, an adverse change in our wholesale merchandise rate and mix of approximately 1.6%, increased costs in our supply chain operations of approximately 1.5%, primarily driven by increased wax and freight costs, and increased selling expenses of approximately 1.3%, offset in part by a 3.3% increase attributable to the price increases initiated on selected products during the fourth quarter of fiscal 2005 and September 2006.
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses, which consist primarily of personnel-related costs incurred in support functions, increased 15.8% to $17.0 million for the thirteen weeks ended September 30, 2006 from $14.7 million for the thirteen weeks ended October 1, 2005; and increased 13.3% to $47.5 million for the thirty-nine weeks ended September 30, 2006 from $42.0 million for the thirty-nine weeks ended October 1, 2005. As a percentage of sales, general and administrative expenses decreased to 10.7% for the thirteen weeks ended September 30, 2006 from 10.8% for the thirteen weeks ended October 1, 2005; and increased to 11.6% for the thirty-nine weeks ended September 30, 2006 from 11.5% for the thirty-nine weeks ended October 1, 2005.
The increase in general and administrative expense in dollars for the thirteen weeks ended September 30, 2006 compared to the thirteen weeks ended October 1, 2005 was primarily attributable to increased expense associated with the fiscal 2006 bonus program of $1.3 million, an increase in stock-based compensation expense of $0.7 million and increased consulting costs of $0.3 million. The decrease in general and administrative expense as a percentage of sales for the thirteen weeks ended September 30, 2006 was primarily due to the leveraging of general and administrative expenses as a result of the price benefit initiated on selected products during the fourth quarter of fiscal 2005 and September 2006.
The increase in general and administrative expense in dollars for the thirty-nine weeks ended September 30, 2006 compared to the thirty-nine weeks ended October 1, 2005 was primarily attributable to an increase in stock-based compensation expense of $1.8 million, increased expense associated with the fiscal 2006 bonus program of $1.5 million, and increased consulting costs of $1.1 million. The increase in general and administrative expense as a percentage of sales for the thirty-nine weeks ended September 30, 2006 was primarily due to the increase in stock compensation and bonus expense.
NET OTHER EXPENSE
Net other expense was $4.5 million for the thirteen weeks ended September 30, 2006, compared to $1.4 million for the thirteen weeks ended October 1, 2005; and was $10.7 million for the thirty-nine weeks ended September 30, 2006, compared to $4.6 million for the thirty-nine weeks ended October 1, 2005. The increase in interest expense for both periods was primarily due to an increase in bank lending rates and to a lesser extent to an increase in our average daily debt outstanding primarily due to borrowings associated with prior repurchases of our common stock and the acquisitions of Illuminations.
PROVISION FOR INCOME TAXES
In the first quarter ended April 1, 2006, we recognized a benefit of $2.3 million, or approximately $0.05 of diluted earnings per share, associated with the closure of an IRS audit for prior years. The benefit was primarily due to favorable audit adjustments associated with sales to our international subsidiary.
Our effective tax rate for the thirteen and thirty-nine weeks ended September 30, 2006 was 39.0% and 34.2%, respectively. Our effective tax rate for the thirteen and thirty-nine weeks ended October 1, 2005 was 39.0%. The lower effective tax rate in the thirty-nine weeks ended September 30, 2006 is due to the benefit associated with the closure of the IRS audit.
We have provided and expect to continue to provide in 2006 a valuation allowance against the deferred tax asset for our international operations.
It is anticipated that our effective tax rate for the full year 2006 will be approximately 37.5% inclusive of the aforementioned tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents as of September 30, 2006 decreased by $2.9 million compared to December 31, 2005. This decrease was due primarily to cash used in operating activities of $21.5 million, which includes total payments of $26.3 million of corporate income taxes for fiscal 2005 and fiscal 2006, and cash paid for capital expenditures of $19.4 million. Net cash provided by financing activities was $61.3 million for the thirty-nine weeks ended September 30, 2006, which includes net borrowings of $103.0 million under our credit facility used to repurchase common stock, acquire Illuminations and fund operations.
On October 25, 2006, we announced that we entered into a definitive merger agreement (the “Merger Agreement”) under which an affiliate of Madison Dearborn Partners, LLC (“MDP”), a private equity investment firm, has agreed to acquire all of our outstanding shares for approximately $34.75 per share in cash (the “Merger”). The Board of Directors has approved the Merger Agreement and has resolved to recommend that our shareholders adopt the agreement. The transaction, which is expected to close in the first quarter of 2007, is not subject to a financing condition but is subject to approval by our shareholders, as well as other customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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
At September 30, 2006, we were in compliance with all covenants under our New Credit Facility and Existing Credit Facility. We had $40.0 million outstanding under the New Credit Facility, $241.0 million outstanding under the Existing Credit Facility and $3.5 million outstanding for letters of credit, leaving $65.5 million in availability.
On July 27, 2005 we announced that our Board of Directors had authorized a stock repurchase program for the repurchase of up to $150 million of Yankee Candle common stock. Pursuant to this authorization, we purchased a total of 1,436,700 shares of common stock for an aggregate purchase price of approximately $42.0 million during the thirty-nine weeks ended September 30, 2006. At September 30, 2006, we had $23.0 million in authorized funds available to be used for the repurchase of our common stock.
On June 1, 2006 we paid the first semi-annual dividend for fiscal 2006, of $0.125 per share of common stock to shareholders of record on May 11, 2006. Under the terms of our New and Existing Credit Facilities, we may not declare or pay dividends on common stock unless our Consolidated Net Worth (as defined in the New and Existing Credit Facilities) is more than one dollar. As of September 30, 2006, our Consolidated Net Worth was approximately $65.2 million. While it is our current intention to pay semi-annual cash dividends in the future, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.
On July 30, 2006, we acquired certain assets of Candle Acquisition Corp. (“Illuminations”), a privately owned company that designs and markets premium scented candles, candle accessories, and other home décor products through retail satellite stores and the consumer direct channel. The total cash purchase price was approximately $22.1 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks relate primarily to changes in interest rates. We bear this risk in two specific ways. First, we have debt outstanding. At September 30, 2006, we had $281.0 million outstanding under our New and Existing Credit Facilities, which bears interest at variable rates. At September 30, 2006, the weighted-average interest rate on outstanding borrowings was 6.6%. These facilities are intended to fund operating needs and stock repurchases if necessary. Because these facilities carry a variable interest rate pegged to market indices, our results of operations and cash flows will be exposed to changes in interest rates. Based on September 30, 2006 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing an approximately $2.8 million additional annual pre-tax charge or credit to the statement of income.
The second component of interest rate risk involves the short-term investment of excess cash. This risk impacts fair values, earnings and cash flows. Excess cash is primarily invested in interest bearing accounts that fluctuate with market interest rates. Based on September 30, 2006 cash equivalents, a 1.0% increase or decrease in current market interest rates would have the effect of causing an approximately $0.1 million additional pre-tax credit or charge to the annual statements of income.
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
At this point in time, operations outside of the United States do not expose us to substantial risks arising from foreign currency exchange rates.

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Wax is a petroleum-based product. Therefore, any shortages in refined oil supplies may impact our wax supply. In 2005, due to the 2005 hurricanes in the Gulf Coast region and the closing and disruption of oil refineries located there, one of our primary wax suppliers placed us on allocation, whereby our wax purchases were allocated at the rate of seventy percent of 2004 purchases. While we took steps to manage this issue and mitigate any impacts, in 2005 the wax allocation had a negative impact on our ability to fulfill customer orders and our costs of production. While we are no longer currently on allocation, any future prolonged interruption or reduction in wax supplies could negatively impact our operations, sales and earnings.
Historically, the market price of wax has generally moved with inflation. However, in 2005 and to date in 2006 the price of wax increased at a rate significantly above the rate of inflation. Future significant increases in wax prices could have an adverse affect on our cost of goods sold and could lower our margins.
Failure to complete the proposed Merger could negatively affect us.
On October 25, 2006, we entered into the Merger Agreement. There is no assurance that the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. In connection with the Merger, we will be subject to several risks, including the following:
•	the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of our common stock,
•	certain costs relating to the Merger, such as legal, accounting and certain financial advisory fees, are payable by us whether or not the Merger is completed,
•	under certain circumstances specified in the Merger Agreement, if the Merger is not completed we may be required to pay the buyer a termination fee of up to approximately $56,548,000,
•	there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the Merger may require substantial commitments of their time and resources,
•	uncertainty about the effect of the Merger may adversely affect our relationships with our employees, customers, suppliers and other persons with whom we have business relationships, and
•	a putative shareholder class action lawsuit was filed against the Company, its board of directors and MDP upon the announcement of the Merger, which seeks, among other things, an injunction and monetary damages, and it is possible that there could be additional similar lawsuits filed relating to the Merger.

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
b) loss of a significant vendor or prolonged disruption of product supply; loss of a significant customer or customers;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about purchases by us of our common stock during the thirty-nine weeks ended September 30, 2006.

				Approximate
				Dollar Value of
			Total Number of Shares	Shares that May
			Purchased as Part of	Yet be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	Programs
1/1/06-4/1/06	—	$—	—	$64,989,535
4/2/06-5/6/06	333,200	29.91	333,200	$55,023,523
5/7/06-6/3/06	845,700	29.57	845,700	$30,016,174
6/4/06-7/1/06	257,800	27.15	257,800	$23,016,904
7/2/06-9/30/06	—	—	—	—

Total	1,436,700	$29.21	1,436,700	$23,016,904

(1)	All repurchases by us of our common stock during the thirty-nine weeks ended September 30, 2006 were done pursuant to the repurchase programs that we publicly announced on July 27, 2005.

(2)	Our Board of Directors approved the repurchase of up to $150 million of our common stock pursuant to the stock repurchase program announced on July 27, 2005. There is currently no expiration date for this stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, this stock repurchase program will expire when we have reached the $150 million threshold.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5. Other Information
Not Applicable
Item 6. Exhibits
10.1	Form of Executive Severance Agreement*

10.2	Special Retention Bonus Plan dated as of September 14, 2006*

10.3	Amended and Restated Executive Deferred Compensation Plan*

31.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 2, 2006.

31.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 2, 2006.

32.1	Certification of Craig W. Rydin Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 2, 2006.

32.2	Certification of Bruce H. Besanko Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, dated November 2, 2006.

*	Incorporated by reference from the Company’s Current Report on Form 8-k filed on September 20, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YANKEE CANDLE COMPANY, INC.

Date: November 2, 2006	/s/ Bruce H. Besanko By: Bruce H. Besanko
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)